Form 10QSB
period 2008-01-31
Concrete Leveling Systems Inc
filed 2008-03-12
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ___________ to ___________

                       Commission file number 000-1414382


                         Concrete Leveling Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                28-0851977
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                     5046 E. Boulevard, NW, Canton, OH 44718
                    (Address of principal executive officer)

                                 (330) 966-8120
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,375,000

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                            10/31/2007           1/31/2008
                                                           ------------        ------------
                                                             Audited             Unaudited
ASSETS

Current Assets:
  Cash in Bank                                             $   5,075.00        $  60,834.66
  Prepaid Expense                                                    --              300.00
  Inventory                                                        1.00              262.38
                                                           ------------        ------------

      TOTAL ASSETS                                         $   5,076.00        $  61,397.04
                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable                                         $         --        $  31,055.00
  Accrued Interest (4% APR)                                          --                5.25
  Note payable - officer                                       3,901.00                  --
                                                           ------------        ------------
      Total Current Liabilites                                 3,901.00           31,060.25

Stockholders' equity (deficiency):
  Common Stock (Par value $0.001)                              2,600.00            4,375.00
    100,000,000 shares authorized:
    4,375,000 issued and outstanding
  Additional paid-in capital                                         --           69,225.00
  (Deficit) Accumulated During Development Stage              (1,425.00)         (43,263.21)
                                                           ------------        ------------
      Total Stockholders' equity                               1,175.00           30,336.79

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $   5,076.00        $  61,397.04
                                                           ============        ============

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                                Income Statements

                                                                                                8/28/2007
                                                            For The Three Months Ended         (inception)
                                                         -------------------------------         through
                                                          10/31/2007          1/31/2008         1/31/2008
                                                         ------------       ------------      ------------
                                                            Audited           Unaudited         Unaudited
Net Sales                                                $         --       $         --      $         --

Cost of Sales                                                      --                 --                --
                                                         ------------       ------------      ------------
Gross Margin                                                       --                 --                --

Expenses
  General & Administration                                   1,425.00          41,799.20         43,224.20
                                                         ------------       ------------      ------------
      Total Expenses                                         1,425.00          41,799.20         43,224.20

Income (Loss) from Operations                               (1,425.00)        (41,799.20)       (43,224.20)

Other income (loss):
  Interest expense                                                 --             (39.01)           (39.01)
                                                         ------------       ------------      ------------
      Total Other Income (Expense)                                 --             (39.01)           (39.01)

Net Income (loss)                                        $  (1,425.00)      $ (41,838.21)     $ (43,263.21)
                                                         ============       ============      ============

Net Income (loss) per share - basic and fully diluted    $      (0.00)      $      (0.01)     $      (0.02)
                                                         ============       ============      ============
Weighted average number of common
 shares outstanding - basic and fully diluted               1,000,000          3,573,387         2,300,679
                                                         ============       ============      ============

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                        Statements of Stockholders Equity
                                  (Unaudited)

                                         Issued                             (Deficit)
                                 ----------------------                    Accumulated
                                 Common          Common      Additional      During
                                 Stock           Stock        Paid-in      Development
                                 Shares          Amount       Capital         Stage            Total
                                 ------          ------       -------         -----            -----
Issuance of Common Stock
  September 2007                2,600,000       $2,600.00    $       --    $        --     $  2,600.00

Net Loss, October 31, 2007             --              --            --      (1,425.00)      (1,425.00)
                               ----------       ---------    ----------    -----------     -----------

Balance, October 31, 2007       2,600,000        2,600.00            --      (1,425.00)       1,175.00

Issuance of Common Stock
  December 2007                 1,775,000        1,775.00     69,225.00             --       71,000.00

Net Loss, January 31, 2008             --              --            --     (41,838.21)     (41,838.21)
                               ----------       ---------    ----------    -----------     -----------

Balance, January 31, 2008       4,375,000       $4,375.00    $69,225.00    $(43,263.21)    $ 30,336.79
                               ==========       =========    ==========    ===========     ===========

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                   8/28/2007
                                                              For The Three Months Ended          (inception)
                                                            -------------------------------         through
                                                            10/31/2007           1/31/2008         1/31/2008
                                                            ----------          -----------       -----------
                                                             Audited             Unaudited         Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                         $(1,425.00)         $ (41,838.21)     $(43,263.21)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     (Increase) Decrease in prepaid expenses                        --              (300.00)          (300.00)
     (Increase) Decrease in inventory                            (1.00)             (261.38)          (262.38)
     Increase (Decrease) in accounts payable                        --            31,055.00         31,055.00
     Increase (Decrease) in accrued interest                        --                 5.25              5.25
                                                            ----------          -----------       -----------
Net cash provided (used) by operating activities             (1,426.00)          (11,339.34)       (12,765.34)
                                                            ----------          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayments on) Stockholder loan              3,901.00            (3,901.00)               --
  Proceeds from issuance of stock                             2,600.00            71,000.00         73,600.00
                                                            ----------          -----------        ----------
Net cash provided (used) by financing activities              6,501.00            67,099.00         73,600.00
                                                            ----------          -----------        ----------

Net Increase (decrease) in cash                               5,075.00            55,759.66         60,834.66
Cash and equivalents - beginning                                    --          $  5,075.00       $        --
                                                            ----------          -----------       -----------
Cash and equivalents - ending                               $ 5,075.00           $60,834.66       $ 60,834.66
                                                            ==========          ===========       ===========
Cash Paid For:
  Interest                                                          --                33.76             33.76
                                                            ==========          ===========       ===========
  Income Taxes                                                      --                   --                --
                                                            ==========          ===========       ===========

                         CONCRETE LEVELING SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form SB-2 filing for the period ended October 31, 2007.

NOTE B - DEVELOPMENT STAGE COMPANY

     Concrete Leveling Systems, Inc. (a Nevada corporation) has been in the development stage since its formation on August 28, 2007. It is primarily engaged in the development and sales of concrete leveling equipment. Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market its products, meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. (CLS) is a developmental stage company that has received no revenues from sales during the 3 month period ending January 31, 2008. CLS has received no significant revenues since its inception.

     As of January 31, 2008, CLS has cash assets of $60,834.66 and no accounts receivable as it has not yet commenced selling its product. The inventory of the company is $262.38. During the last calendar quarter, CLS completed a private offering of 1,775,000 shares, which raised $71,000 in working capital for the company. In addition, effective January 29, 2008, CLS registered 725,000 shares of its $.001 common stock, along with the shares previously sold in the private offering. As of this date, CLS has not sold any of the shares registered in an offering.

     Utilizing the funds received in this private placement, CLS has ordered replacement parts for the used concrete leveling service unit it currently owns, plus parts necessary to build two additional concrete leveling service units. At present, major components to the service unit have been delivered to CLS and the company expects to start assembly of its first service unit package in the near future.

     CLS has located a prospective purchaser for its used servicing unit and is currently in negotiations for the sale of that unit. Additionally, CLS has completed its first direct mailing to approximately 2,000 companies in concrete pumping business as its initial effort to commence marketing the concrete leveling service units. The Company anticipates having its first new concrete leveling service units ready for completion within the next month. Due to the fact that each unit must be custom made to fit the bed of the truck upon which it will be placed, final fabrication of the unit cannot be completed until such time as the unit is sold. Management is of the belief that a large marketing push is required during this time of year due to the fact that concrete leveling services increased substantially during the summer and fall months and now is the time to purchase equipment to start a new business or supplement an existing business.

     The shares of CLS are not currently publicly traded. Management of the company contemplates seeking to have the Company's shares traded on the over the counter bulletin board.

     Over the past three months, CLS has sustained operating losses in the amount of $41,838.21. Of this amount, $38,520.00 involve costs for legal and accounting fees incurred during the last quarter. As of January 31, 2008, CLS has total liabilities of $31,060.25.

     There are no off balance sheet arrangements involving CLS at this time.

ITEM 3 - CONTROLS AND PROCEDURES

     Due to the fact that CLS has only been in existence since August, 2007, its management is not in a position to evaluate the adequacy of internal controls over financial reporting for CLS. The company's management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for CLS. It recognizes that, at such time as it commences sales and marketing of its product, and commences to employ individuals to help in the operation of the company, it will be in a better position to assess the effectiveness of CLS's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     To the best of its knowledge, management of CLS is not aware of any legal proceedings in which CLS is currently involved.

ITEM 2 - UNREGISTERED SALES OF EQUITY, SECURITIES AND USE OF PROCEEDS

     During the last calendar quarter, CLS initiated a private placement for 1,775,000 shares of its $.001 common stock and raised a total of $71,000 from investors. This offering was made without registration, in reliance of the exemption provided in Rule 506 of Regulation D and all shares were sold to accredited investors. This offering commenced on December 1, 2007 and was completed on December 6, 2007. All sales were conducted by officers of the company.

     All proceeds received from the sale of securities are being utilized by the company for working capital. A portion of the proceeds were utilized to purchase the components necessary to fabricate the company's concrete leveling service units. Additional funds were utilized to fund initial marketing for the sale of the concrete leveling service units. Remaining proceeds of the private placement continue to be held in the form of cash with the company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     There are no defaults upon any senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There are no submissions of matters to a vote of security holders.

ITEM 5 - OTHER INFORMATION

     There are no items of information required to be disclosed pursuant to this item at this time.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A. The following are filed as Exhibits to this report. The numbers refer to the exhibit table of Item 601 of regulation S-B: Reference is hereby made to the exhibits contained in the registration statement (Form SB-2) filed by Concrete Leveling Systems, Inc.

     Exhibit 31 - Rule 13a-14(a)/15d-14(a) - Certification
     Exhibit 32 - Section 1350 - Certification

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CONCRETE LEVELING SYSTEMS, INC.


Date: March 12, 2008           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer


Date: March 12, 2008           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Executive Officer