Form 10-Q
period 2008-04-30
Concrete Leveling Systems Inc
filed 2008-06-11
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,375,000

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                          10/31/2007         4/30/2008
                                                                          ----------        -----------
                                                                          (Audited)         (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash in Bank                                                            $ 5,075.00        $  6,714.36
  Prepaid Expense                                                                 --             262.50
  Inventory                                                                     1.00          13,764.24
                                                                          ----------        -----------
      Total Current Assets                                                  5,076.00          20,741.10

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                                       --             700.00
  A/D - Equipment                                                                 --             (58.32)
                                                                          ----------        -----------
      Total PP&E                                                                  --             641.68

OTHER ASSETS:
  Deposits                                                                        --              10.00
                                                                          ----------        -----------
      Total Other Assets                                                          --              10.00
                                                                          ----------        -----------

      TOTAL ASSETS                                                        $ 5,076.00        $ 21,392.78
                                                                          ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts Payable                                                        $       --        $    120.00
  Credit Cards Payable                                                            --           4,703.01
  Accrued Interest                                                                --               5.30
  Note Payable - Officer                                                    3,901.00                 --
  Other Accrued Expense                                                           --           1,194.10
                                                                          ----------        -----------
      Total Current Liabilites                                              3,901.00           6,022.41

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common Stock (Par value $0.001) 100,000,000 shares authorized:
   2,600,000 and 4,375,000 issued and outstanding
   at 10/31/07 and 4/30/08, respectively                                    2,600.00           4,375.00
  Additional Paid-in Capital                                                      --          69,225.00
  (Deficit) Accumulated During Development Stage                           (1,425.00)        (58,229.63)
      Total Stockholders' equity                                            1,175.00          15,370.37
                                                                          ----------        -----------

      TOTAL LIABILITIES & STOCKHOLDERS EQUITY                             $ 5,076.00        $ 21,392.78
                                                                          ==========        ===========

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                     8/1/2007
                                                               For the              (inception)
                                                          Three Months Ended          through
                                                              4/30/2008              4/30/2008
                                                             -----------            -----------
                                                             (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                          $(14,966.62)           $(58,190.62)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation expense                                          58.32                  58.32
     Increase (Decrease) in accounts payable                  (30,935.00)                120.00
     Increase (Decrease) in credit cards payable                4,703.01               4,703.01
     (Increase) Decrease in deposits                              (10.00)                (10.00)
     (Increase) Decrease in prepaid expenses                       37.50                (262.50)
     Decrease (Increase) in inventory                         (13,501.86)            (13,764.24)
     Increase (Decrease) in other accrued expenses              1,194.10               1,194.10
     Increase (Decrease) in accrued interest                        0.05                   5.30
                                                             -----------            -----------
Net cash provided (used) by operating activities              (53,420.50)            (66,146.63)
                                                             -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                          (700.00)               (700.00)
                                                             -----------            -----------
Net cash provided (used) by investing activities                 (700.00)               (700.00)
                                                             -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Shareholder                                              --                     --
  Proceeds from issuance of stock                                     --              73,600.00
                                                             -----------            -----------
Net cash provided (used) by financing activities                      --              73,600.00
                                                             -----------            -----------

Net Increase (decrease) in cash                               (54,120.50)              6,753.37
Cash and equivalents - beginning                               60,873.87                     --
                                                             -----------            -----------

Cash and equivalents - ending                                $  6,753.37            $  6,753.37
                                                             ===========            ===========

Cash Paid For:
    Interest                                                          --                  33.76
                                                             ===========            ===========
    Income Taxes                                                      --                     --
                                                             ===========            ===========

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                                Income Statement

                                                                                     8/1/2007
                                                               For the              (inception)
                                                          Three Months Ended          through
                                                              4/30/2008              4/30/2008
                                                             -----------            -----------
                                                             (Unaudited)            (Unaudited)
Net Sales                                                    $        --            $        --

Cost of Sales                                                         --                     --
                                                             -----------            -----------
Gross Margin                                                          --                     --

Expenses
  General & Administration                                     14,908.25              58,132.25
  Depreciation & Amortization                                      58.32                  58.32
                                                             -----------            -----------
      Total Expenses                                           14,966.57              58,190.57

Income (Loss) from Operations                                 (14,966.57)            (58,190.57)

Other income (loss):
  Interest expense                                                 (0.05)                (39.06)
                                                             -----------            -----------
      Total Other Income (Expense)                                 (0.05)                (39.06)
                                                             -----------            -----------

Net Income (loss)                                            $(14,966.62)           $(58,229.63)
                                                             ===========            ===========

Net Income (loss) per share - basic and fully diluted        $     (0.00)           $     (0.02)
                                                             ===========            ===========
Weighted average number of common shares outstanding
 - basic and fully diluted                                     4,375,000              2,982,026
                                                             ===========            ===========

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                        Statement of Stockholders Equity


                                         Issued                             (Deficit)
                                 ----------------------                    Accumulated
                                 Common          Common      Additional      During
                                 Stock           Stock        Paid-in      Development
                                 Shares          Amount       Capital         Stage            Total
                                 ------          ------       -------         -----            -----
Issuance of Common Stock
  September 2007                2,600,000       $2,600.00    $       --    $        --     $  2,600.00

Net Loss, October 31, 2007             --              --            --      (1,425.00)      (1,425.00)
                               ----------       ---------    ----------    -----------     -----------

Balance, October 31, 2007       2,600,000        2,600.00            --      (1,425.00)       1,175.00

Issuance of Common Stock
  December 2007                 1,775,000        1,775.00     69,225.00             --       71,000.00

Net Loss, January 31, 2008             --              --            --     (41,838.01)     (41,838.01)
                               ----------       ---------    ----------    -----------     -----------

Balance, January 31, 2008       4,375,000        4,375.00     69,225.00     (43,263.01)      30,336.99

Net Loss, April 30, 2008                                                    (14,966.62)     (14,966.62)
                               ----------       ---------    ----------    -----------     -----------

Balance, April 30, 2008         4,375,000       $4,375.00    $69,225.00    $(58,229.63)    $ 15,370.37
                               ==========       =========    ==========    ===========     ===========

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-KSB filing for the period ended October 31, 2007.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. (CLS) is a developmental stage company that has received no revenues from sales during the 3 month period ending April 30, 2008. CLS has received no revenues from sales since its inception.

     As of April 30, 2008, CLS has cash assets of $6,714.36 and no accounts receivable as it has not yet commenced selling its product. The inventory of the company is $13,764.24. During CLS's first quarter of this year, CLS completed a private offering of 1,775,000 shares, which raised $71,000 in working capital for the company. In addition, effective January 29, 2008, CLS registered 725,000 shares of its $.001 common stock, along with the shares previously sold in the private offering. As of this date, CLS has not sold any of the shares registered in the public offering.

     Utilizing the funds received in this private placement, CLS has obtained parts for the used concrete leveling service unit it currently owns, plus parts necessary to build two additional concrete leveling service units. At present, CLS has completed the refurbishing of the used concrete leveling service unit and it is being prepared for delivery. The company has commenced assembly for its first new service unit package and has ordered additional parts for its second service unit package, although CLS will not be able to obtain the additional parts necessary to produce the second service unit package until it receives funds from its public offering.

     CLS has located a prospective purchaser for its used servicing unit and is currently permitting the purchaser to lease the unit on a short term basis, in order for the purchaser to explore his participation in the concrete leveling industry. Assuming that the purchaser obtains favorable results from leasing the used service unit, CLS will be negotiating a sales price for the unit and finance said unit for the purchaser. Additionally, CLS has completed its first direct mailing to approximately 2,000 companies in concrete pumping business as its initial effort to commence marketing the concrete leveling service units. The company anticipates having its first new concrete leveling service units ready for completion within the next month. Due to the fact that each unit must be custom made to fit the bed of the truck upon which it will be placed, final fabrication of the unit cannot be completed until such time as the unit is sold.

     The shares of CLS are not currently publicly traded. Management of the company contemplates seeking to have the company's shares traded on the over the counter bulletin board.

     Over the past three months, CLS has sustained operating losses in the amount of $14,966.62. Of this amount, $2,640.00 involves costs for legal and accounting fees incurred during the last quarter. As of April 30, 2008, CLS has total liabilities of $6,022.41.

     There are no off balance sheet arrangements involving CLS at this time.

     LIQUIDITY ISSUES. CLS has identified a known demand for additional liquidity. As a start up company, additional liquidity is necessary for it to purchase the components necessary to assemble its concrete leveling service unit packages. During the next calendar quarter, CLS will be increasing its efforts to sell the 725,000 shares of common stock that it registered with the United States Securities and Exchange Commission, in order to obtain the needed liquidity.

     CAPITAL RESOURCES. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending April 30, 2008 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     RESULT OF OPERATIONS. At present, CLS is in its start up stage and has not commenced normal operations.

ITEM 4 - CONTROLS AND PROCEDURES

     Due to the fact that CLS has only been in existence since August, 2007, its management is not in a position to evaluate the adequacy of internal controls over financial reporting for CLS. The company's management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for CLS. It recognizes that, at such time as it commences sales and marketing of its product, and commences to employee individuals to help in the operation of the company, it will be in a better position to assess the effectiveness of CLS's internal control over financial reporting.

ITEM 4T. - CONTROLS AND PROCEDURES

     CLS has not made any change in its internal controls over financial reporting during its last fiscal quarter that has materially affected or is reasonably likely to materially affect CLS's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     To the best of its knowledge, management of CLS is not aware of any legal proceedings in which CLS is currently involved.

ITEM 2 - UNREGISTERED SALES OF EQUITY, SECURITIES AND USE OF PROCEEDS

     There have been no unregistered sales of equity securities during the fiscal quarter ending April 30, 2008.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     There are no defaults upon any senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There are no submissions of matters to a vote of security holders.

ITEM 5 - OTHER INFORMATION

     There are no items of information required to be disclosed pursuant to this item at this time.

ITEM 6 - EXHIBITS

     A. The following are filed as Exhibits to this report. The numbers refer to the exhibit table of Item 601 of regulation S-K: Reference is hereby made to the exhibits contained in the registration statement (Form SB-2) filed by Concrete Leveling Systems, Inc.

     Exhibit 31 - Rule 13a-14(a)/15d-14(a) - Certification
     Exhibit 32 - Section 1350 - Certification

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONCRETE LEVELING SYSTEMS, INC.


Date: June 11, 2008             By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer


Date: June 11, 2008             By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Executive Officer