Form 10-K
period 2008-07-31
Concrete Leveling Systems Inc
filed 2008-10-16
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                       Commission file number 000-1414382

                         Concrete Leveling Systems, Inc.
             (Exact name of registrant as specified in its charter)

             Nevada                                              28-0851977
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

                     5046 E. Boulevard, NW, Canton, OH 44718
                    (Address of principal executive officer)

                                 (330) 966-8120
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                          $.001 par value common stock
                                (Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not currently traded.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,428,334

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Form SB-2 with exhibits filed January 16, 2008.

                                TABLE OF CONTENTS

Number                           Item in Form 10-K                      Page No.
------                           -----------------                      --------

   1     Business                                                           3

   2     Properties                                                         3

   3     Legal Proceedings                                                  3

   4     Submission of Matters to a Vote of Security Holders                4

   5     Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  4

   7     Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                           4

   8     Financial Statements and Supplementary Data                        6

   9     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          14

  9A     Controls and Procedures                                           14

  10     Directors and Executive Officers of the Registrant                14

  11     Executive Compensation                                            15

  12     Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   15

  13     Certain Relationships and Related Transactions, and Director
         Independence                                                      16

  14     Principal Accountant Fees and Services                            17

  15     Exhibits and Financial Statement Schedules                        17

         Signatures                                                        18

                                     PART I

ITEM 1. BUSINESS

     CLS was incorporated on August 28, 2007 in the State of Nevada. The Corporation's principal offices are located at 5046 East Boulevard Northwest, Canton, Ohio 44718. Its telephone number is (330) 966-8120. CLS has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, CLS has made no significant purchases that would create a future liability for the company. It has not sold any assets nor has it been involved in any mergers, acquisitions or consolidations.

     CLS is a developmental stage company that fabricates and markets a concrete leveling service unit utilized in the concrete leveling industry. This unit secures to the back of a truck and consists of a mixing device to mix lime with water and a pumping device capable of pumping the mixture under pressure into pre-drilled holes in order to raise the level of any flat concrete surface.

     There are other concrete leveling service units of a similar nature, currently being manufactured in the United States. Although CLS believes that the design changes it has made to the units create a superior unit and, therefore, competitive in the market, CLS recognizes that there is a limited market for these units and there are existing manufacturers in the market that have more experience in the marketing of these units. The CLS management has, however, been directly involved in the concrete leveling business for the past 7 1/2 years and, therefore, has direct knowledge as to the operations of the concrete leveling service unit, as well as the variety of applications to which is can be used.

     The Company has instituted a direct mailing marketing approach for the sale of its concrete leveling service units. Additionally, it intends to utilize printed advertising in industry publications to attract customers.

     The majority of the components of the concrete leveling service units are readily available from several manufacturers, as stock items. Certain items require custom fabrication. The Company has identified a metal fabricator who can specially fabricate the components to the Company's specifications. The Company has contracted with the fabricator to make three sets of the required components for the purposes of retro fitting an existing service unit and building two new service units. Competitive fabricators are available within the Company's geographic area, should it become necessary to seek another fabricator.

     None of the components utilized in fabricating the concrete leveling units are subject to patents, trademarks, licenses, franchises or other royalty agreements. In addition, there is no need for any governmental approval for the manufacturer or sale of the concrete leveling service units. The Company is unaware of any cost or affects resulting from required compliance with any federal, state or local environmental laws.

     CLS has one full time employee, Mrs. Suzanne I. Barth, the majority shareholder and sole director of the Company. Mrs. Barth receives a salary of $1,000 per month. All other services required by the Corporation are preformed by independent contractors under the direction of Mrs. Barth.

ITEM 2. PROPERTIES

     The Company is currently leasing the commercial space from which it is conducting its operations from Mr. Edward A. Barth, husband of the Corporation's majority shareholder, Mrs. Suzanne I. Barth. The Corporation is leasing this space on a month-to-month basis. It is leasing approximately 2,500 square feet of space for a monthly rental of $1,250, including utilities.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     SALE OF EQUITY SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT. The Company was initially capitalized on September 26, 2007. The Company issued 2,600,000 shares of its $0.001 par value common stock to Suzanne I. Barth for a total value of $2,600. Thereafter on December 11, 2007, the Company issued, through a private offering, 1,775,000 of its common stock at the price of $0.04 per share to a total of 14 purchasers. The total amount received by the Company from this offering was $71,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D.

     USE OF PROCEEDS FOR SALE OF SECURITIES SOLD BY ISSUER PURSUANT TO REGISTRATION STATEMENT UNDER FORM SB-2, EFFECTIVE JANUARY 16, 2008. During the Company's fiscal year, the Company has sold 53,334 shares of its common stock for $0.12 per share. These shares were issued subsequent to July 31,2008. Almost all of the proceeds received were utilized to fabricate the components necessary to assemble the Company's concrete leveling service unit. A small portion of the amount received from the sale of the securities was utilized for operating capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     LIQUIDITY AND CAPITAL RESOURCES. During the past fiscal year, management for the Company recognized the need for additional liquidity for the Company, for the purpose of obtaining inventory in the form of completed concrete leveling service units. In order to address this issue, the Company filed a registration with the United States Security and Exchange Commission to issue additional shares, in order to raise $87,000. To date, the Company has raised an additional $6,400 through this offering. To date, the Company has recognized little revenue through sales, therefore, it must rely on its continued efforts to sell shares in order to raise additional funds to complete the fabrication of the concrete leveling system units. Additionally, management has recognized the need to purchase used vehicles in order to sell completed units to customers. Therefore, it foresees an increased need for liquidity, over that originally projected in its offering circular. At present, management does not anticipate the need for any significant capital expenditures during the next 12 months. Instead, the Company intends to rely on outsourcing all of its fabrication and assembly requirements.

     RESULTS OF OPERATIONS. CLS is in its developmental stages and has received negligible income from sales. To date, the Company has accomplished its initial goal, in that it has refurbished one complete servicing unit and in the process of producing two new servicing units for sale. During its first year of operation, it has commenced marketing, through direct mailing. The results of marketing have indicated that it may be necessary for the Company to purchase vehicles, in order to sell complete packages to prospective purchasers. This will result in additional cash need for the Company over the coming year. It will also enable the Company to have ready to sell inventory, since the last step in fabricating a service unit is to fabricate the mounting to the truck bed specifications. The Company recognizes need for additional cash and continues in its efforts to sell shares authorized through its current registration. Once sufficient cash is available to establish an adequate inventory of servicing units and vehicles, the Company intends to increase the promotion of the concrete leveling units through marketing and advertising over the winter months.

     Management is of the belief that the current slow down in the housing market and increased costs of raw materials will create an expanding market for concrete leveling services. Therefore, it is of the belief that the market for its product will expand in the first and second calendar quarter of 2009.

     At present, the Company is renting its used concrete leveling service unit, on a month to month basis. The rental terms require that the Company continue to insure the service unit vehicle and pay for its licensing. The renter is responsible for all maintenance on the vehicle and the unit. Under the current terms, the Company is to receive 30% of the gross proceeds from all concrete leveling sales from the renter.

     OFF BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements involving the Company at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         [LETTERHEAD OF HOBE & LUCAS CERTIFIED PUBLIC ACCOUNTANTS, INC.]



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Concrete Leveling Systems, Inc.
Canton, Ohio

We have audited the balance sheet of Concrete Leveling Systems, Inc. (a development stage company) as of July 31, 2008, and the related statement of operations, stockholder's equity (deficit), and cash flows for the period beginning August 28, 2007 (inception) and ended July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Leveling Systems, Inc. as of July 31, 2008, and the results of its operations and its cash flows for the period beginning August 28, 2007 (inception) and ended July 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Concrete Leveling Systems, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the nature of the industry in which the Company operates raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ Hobe & Lucas
                                         -----------------------------------
                                         Hobe & Lucas
                                         Certified Public Accountants, Inc.

Independence, Ohio
October 14, 2008

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                    7/31/2008
                                                                   -----------
                                                                    (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                             $  8,203.33
  Accounts Receivable                                                   217.50
  Prepaid Expense                                                     3,324.00
  Inventory                                                          20,038.42
                                                                   -----------
      Total Current Assets                                           31,783.25
                                                                   -----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                             700.00
  Less Accumulated Depreciation                                        (116.65)
                                                                   -----------
      Total Property, Plant and equipment                               583.35
                                                                   -----------
OTHER ASSETS
  Deposits                                                               10.00
                                                                   -----------
        TOTAL ASSETS                                               $ 32,376.60
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts Payable                                                 $ 11,610.00
  Credit Cards Payable                                                6,615.71
  Accrued Interest                                                        5.35
  Other Accrued Expense                                                  74.00
                                                                   -----------
      Total Current Liabilites                                       18,305.06
                                                                   -----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common Stock (Par value $0.001)                                     4,375.00
   100,000,000 shares authorized:
   4,375,000 issued and outstanding
  Additional Paid-in Capital                                         69,225.00
  Stock Subscriptions Received (53,334 shares to be issued)           6,400.00
  (Deficit) Accumulated During Development Stage                    (65,928.46)
                                                                   -----------
      Total Stockholders' equity                                     14,071.54
                                                                   -----------

      TOTAL LIABILITIES & STOCKHOLDERS EQUITY                      $ 32,376.60
                                                                   ===========


                       See Notes to Financial Statements

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                                Income Statement

                                                                   8/28/2007
                                                                  (inception)
                                                                    through
                                                                   7/31/2008
                                                                  -----------
                                                                   (Audited)

Equipment Sales                                                   $        --
Equipment Rental                                                     1,107.00
                                                                  -----------
                                                                     1,107.00

Cost of Sales                                                              --
                                                                  -----------
Gross Margin                                                         1,107.00
                                                                  -----------
EXPENSES
  General & Administration                                          66,814.19
  Depreciation & Amortization                                          116.65
                                                                  -----------
      Total Expenses                                                66,930.84
                                                                  -----------

Income (Loss) from Operations                                      (65,823.84)

OTHER INCOME (LOSS):
  Interest expense                                                    (104.62)
                                                                  -----------
      Total Other Income (Expense)                                    (104.62)
                                                                  -----------

Net Income (loss)                                                 $(65,928.46)
                                                                  ===========

Net Income (loss) per share - basic and fully diluted             $     (0.02)
                                                                  ===========
Weighted average number of common shares
 outstanding - basic and fully diluted                              3,934,113
                                                                  ===========

                       See Notes to Financial Statements

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                    8/28/2007 (Inception) through 7/31/2008

                                           Issued                               Stock          (Deficit)
                                   ---------------------                    Subscriptions     Accumulated
                                   Common         Common      Additional     (Shares not        During
                                    Stock         Stock         Paid-in     Issued as of      Development
                                   Shares         Amount        Capital     July 31, 2008)       Stage          Total
                                   ------         ------        -------     --------------       -----          -----
ISSUANCE OF COMMON STOCK
 SEPTEMBER 2007                  2,600,000      $2,600.00     $       --      $      --       $        --    $  2,600.00

ISSUANCE OF COMMON STOCK
 DECEMBER 2007                   1,775,000       1,775.00      69,225.00             --                --      71,000.00

STOCK SUBSCRIPTIONS RECEIVED
 JULY, 2008                             --          --             --          6,400.00                --       6,400.00

NET LOSS, JULY 31, 2008                 --          --             --             --           (65,928.46)    (65,928.46)
                                 ---------      ---------     ----------      ---------       -----------    -----------

BALANCE, JULY 31, 2008           4,375,000      $4,375.00     $69,225.00      $6,400.00       $(65,928.46)   $ 14,071.54
                                 =========      =========     ==========      =========       ===========    ===========

                       See Notes to Financial Statements

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                  8/28/2007
                                                                 (inception)
                                                                   through
                                                                  7/31/2008
                                                                -------------
                                                                  (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                             $  (65,928.46)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Increase (Decrease) in depreciation expense                       116.65
     (Increase) Decrease in accounts receivable                       (217.50)
     (Increase) Decrease in prepaid expenses                        (3,324.00)
     Decrease (Increase) in inventory                              (20,038.42)
     (Increase) Decrease in deposits                                   (10.00)
     Increase (Decrease) in accounts payable                        11,610.00
     Increase (Decrease) in credit cards payable                     6,615.71
     Increase (Decrease) in other accrued expenses                      74.00
     Increase (Decrease) in accrued interest                             5.35
                                                                -------------
Net cash provided (used) by operating activities                   (71,096.67)
                                                                -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                               (700.00)
                                                                -------------
Net cash provided (used) by investing activities                      (700.00)
                                                                -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock                                   80,000.00
                                                                -------------
Net cash provided (used) by financing activities                    80,000.00
                                                                -------------
Net Increase (decrease) in cash                                      8,203.33
Cash and equivalents - beginning                                           --
                                                                -------------
Cash and equivalents - ending                                   $    8,203.33
                                                                =============
CashPaid For:
  Interest                                                      $       99.32
                                                                =============
  Income Taxes                                                  $       --
                                                                =============

                       See Notes to Financial Statements

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Concrete Leveling Systems, Inc. (hereinafter the "Company"), is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

NATURE OF OPERATIONS

The Company manufactures and operates in one reportable segment, the sale of specialized equipment for use in the concrete leveling industry. The Company's product is sold primarily to end users. The Company recognizes its revenue when the product is shipped or picked up by the customer.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectible receivables based on prior experience. The allowance was $-0- at July 31, 2008.

ADVERTISING AND MARKETING

Advertising and marketing costs are charged to operations when incurred.

INVENTORIES

Inventories which consist of one completed service unit and two systems in process of fabrication are recorded at the lower of first-in, first-out (FIFO) cost or market. The Company is temporarily renting the completed service unit on a month to month basis.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

DEVELOPMENT STAGE COMPANY

Concrete Leveling Systems, Inc. (a Nevada corporation) has been in the development stage since its formation on August 28, 2007. It is primarily engaged in the manufacturing and marketing of concrete leveling equipment systems. Realization of a major portion of its assets is dependent upon the Company's ability to successfully fabricate and market the products, meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's majority stockholder has agreed to advance funds necessary to meet the Company's near-term cash needs.

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable and liabilities approximates the fair value reported on the balance sheet.

NOTE 3  - LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of shares outstanding which was:

3,934,113 for the period ended July 31, 2008.

NOTE 4 - PRODUCT WARRANTIES

The Company will sell its products to customers together with limited repair or replacement warranties. The company warrants the leveling equipment package on a one-year limited warranty. No sales occurred during the period beginning August 28, 2007 (inception) and ended July 31, 2008.

NOTE 5 - RELATED PARTIES

The Company rents office space from the spouse of a stockholder on a month-to-month basis. Rent expense during the period ended July 31, 2008 totaled $8,750. Rent accrued and payable was $1,250 at July 31, 2008.

A stockholder of the Company provided consulting services to the Company. Fees for these services totaled $7,000 for the period ended July 31, 2008. Fees accrued and payable to the stockholder totaled $2,000 at July 31, 2008.

NOTE 6 - OPERATING SEGMENT

The Company operates in one reportable segment, concrete leveling systems sales.

NOTE 7 - NEW ACCOUNTING PROCEDURES

There are no new accounting procedures that impact the Company for the period beginning August 28, 2007 (inception) and ended July 31, 2008.

NOTE 8 - INCOME TAXES

   Income taxes on continuing operations at July 31, 2008 include the following:

                                               2008
                                               -----
                           Currently payable      $0
                           Deferred                0
                                               -----
                                Total             $0
                                               =====

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


A reconciliation of the effective tax rate with the statutory U.S. income tax rate at July 31, 2008 is as follows:

                                                           2008
                                                  -----------------------
                                                                   % of
                                                                  Pretax
                                                   Income         Amount
                                                  --------       --------
    Income taxes per statement of operations      $      0              0%

    Loss for financial reporting purposes
     without tax expense or benefit               $(22,000)           (34)%
                                                  --------       --------
       Income taxes at statutory rate             $(22,000)           (34)%
                                                  ========       ========

NOTE 8 - INCOME TAXES (CONTINUED)

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets is net operating loss carryforwards. No deferred taxes are reflected on the balance sheet at July 31, 2008 due to a valuation allowance.

The components of net deferred taxes were as follows:

                                                         2008
                                                       --------
               Deferred tax assets:
                 Net operating loss carryforwards      $ 21,300
                 Compensation and Miscellaneous           1,000
                                                       --------
               Deferred tax assets                       22,300

               Deferred tax liabilities:
                 Depreciation                          $   (200)
                                                       --------
               Total                                   $ 22,100
               Valuation allowance                      (22,100)
                                                       --------
               Net deferred tax assets                 $      0
                                                       ========

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

                                                           Expiration
        Year of Loss                      Amount              Date
        ------------                      ------              ----
     Year Ended 7/31/08                  $62,781            7/31/2028

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers and Directors and their respective ages as of July 31, 2008 are as follows:

DIRECTORS

Name of Director:               Age:
-----------------               ----

Suzanne I. Barth                46

EXECUTIVE OFFICERS

Executive Officer:             Age:                    Office:
------------------             ----                    -------

Suzanne I. Barth                46         President, Chief Executive Officer
                                           and Chief Financial Officer

     Suzanne I. Barth, age 46, is the Founder and sole Officer and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 20 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry. For the past 71/2years, she has been the sole Shareholder, Director and Officer of E.A.B Technical Services Co., Inc., an Ohio Corporation, located in Canton, Ohio that is involved in the concrete leveling industry.

TERM OF OFFICE:

     The Directors of CLS are appointed for a period of one year or until such time as their replacements have been elected by the Shareholders. The Officers of the Corporation are appointed by the Board of Directors and hold office until they are removed by the Board.

SIGNIFICANT EMPLOYEES:

     CLS at this time has one significant employee. All work performed on behalf of the Corporation, at this time, is performed, by Mrs. Suzanne I. Barth, who receives a salary of $1,000 per month, commencing January 1, 2008. She will continue to work, at this salary , until such time as the Corporation commences to receive revenue from sales of its product. At such time as the Corporation commences to receive revenues, Mrs. Barth's salary will be re-evaluated by the Board of Directors. At the present time, work is being performed for the Corporation, on an unpaid basis by Mr. Edward A. Barth. Mr. Barth is involved in the ordering of components for the service units and the supervision of the fabrication of the service units. All fabrication work to be performed and marketing services will be performed on an independent contracting basis with outside companies. The Corporation does not contemplate hiring any employees until such time as revenues from the business can justify hiring an employee on a full time basis.

ITEM 11. EXECUTIVE COMPENSATION

     The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of CLS by any person for all services rendered in any capacity to CLS for the present fiscal year.

                                                   Other                     Securities
Name and                                           Annual      Restricted    Underlying               All Other
Principal                                          Compen-        Stock       Options/      LTIP       Compen-
Position           Year     Salary($)    Bonus    sation($)    Award(s)($)     SARs($)    Payouts($)   sation($)
--------           ----     ---------    -----    ---------    -----------     -------    ----------   ---------
Suzanne I. Barth,  2007    $    0.00     0.00       0.00          0.00          0.00        0.00         0.00
President, CEO     2008    $7,000.00     0.00       0.00          0.00          0.00        0.00         0.00

     The company currently has one director, Mrs. Suzanne I. Barth who is serving as Director without compensation.

     The Corporation does not have a written employment agreement or consulting agreement with Mrs. Suzanne I. Barth, the Corporation's President, CEO, COO and Director. Mrs. Barth provides services to CLS on a part-time basis and receives a salary of $1,000 per month,

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of July 31, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                 Amount of
                     Name and address            beneficial         Percent of
Class of Stock      of beneficial owner          ownership             class
--------------      -------------------          ---------             -----

Common stock      Suzanne I. Barth              2,600,000              59.4%
                  Director, President and
                  Chief Executive Officer
                  5046 East Boulevard NW
                  Canton, OH 44718

Common stock      Charlene A. Barth               500,000              11.4%
                  5020 East Boulevard NW
                  Canton, OH 44718

Common stock      Larry E. Williams               250,000               5.7%
                  2129 Market Ave. N
                  Canton, OH 44714

Common stock      Glenn Silverhart                250,000               5.7%
                  5680 Wiclif Dr. NE
                  North Canton, OH 44721

Common stock      John A. Williams                250,000               5.7%
                  17421 Schenely Ave.
                  Cleveland, Ohio  44119

     Common stock: All Officers and Directors as a group that consist of one person, 2,600,000 shares of direct ownership, 59.4%.

     The percent of class is based on 4,375,000 shares of common stock issued and outstanding as of July 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     Mrs. Suzanne I. Barth is the sole promoter of CLS, further, she currently holds a control position in the business, owning a total of 59.4% of the outstanding common stock. Mrs. Barth is to receive no additional compensation from CLS with regard to her efforts in selling the new common shares to be registered through the current offering.

     Mrs. Barth received the 2,600,000 shares of common stock in CLS in exchange for a payment of $2,600.

     The Corporation is currently leasing the commercial space from which it will be conducting its operations from Mr. Edward A. Barth, who is the husband of the Corporation's majority shareholder, Mrs. Suzanne I. Barth. The Corporation is leasing this space on a month-to-month basis. It is leasing approximately 2,500 square feet of space for a monthly rental of $1,250 per month, including utilities, commencing January 1, 2008. CLS maintains that the space leased from Mr. Barth is leased at a fair market value for similar commercial space in Canton, Ohio.

     At the present time there are no independent directors of the Company. The Shareholder of the Company recognizes the need to have an independent director to review various matters. Further, the Company has no audit or compensation committee. All matters are currently reviewed by the Sole Director of the Company, Mrs. Suzanne I. Barth, who is not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a list of the principal accountant fees and services for the past year.

     A. Audit Fees                 $     0

     B. Audit-Related Fees         $14,540

     C. Tax Fees                   $     0

     D. Other Fees                 $     0

     All of the above auditor's fees were approved by the Sole Director of the Company. The Company has no audit committee and the sole member of the Board of Directors evaluates and approves all accountant fees.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. FINANCIAL STATEMENTS. 2007 audited financial statements

B. EXHIBITS.

    Exhibit 3.1      Articles of Incorporation*

    Exhibit 3.2      Bylaws*

    Exhibit 31.1     Rule 13a - 14(a)/15d - 14(a) Certification

    Exhibit 32       Section 1350 Certification

----------
*    This Exhibit incorporated by reference to Form SB-2 filed January 16, 2008.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Concrete Leveling Systems, Inc.


                                  By: /s/ Suzanne I. Barth
                                     ------------------------------------------
                                     Suzanne I. Barth, President


                                  Date: October 16, 2008
                                       ----------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

                                  Concrete Leveling Systems, Inc.


                                  By: /s/ Suzanne I. Barth
                                      -----------------------------------------
                                      Suzanne I. Barth,  its Principal Executive
                                      Officer, its Principal Financial
                                      Officer, and its principal Accounting
                                      Officer and Director


                                  Date: October 16, 2008
                                       -----------------------------------------