Form 10-Q
period 2008-10-31
Concrete Leveling Systems Inc
filed 2008-12-11
CIK 1414382

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,428,334

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                               7/31/2008         10/31/2008
                                                               ---------         ----------
                                                               (Audited)         (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash in Bank                                                 $  8,204           $  1,312
  Accounts Receivable                                               218                149
  Prepaid Expense                                                 3,324                987
  Inventory                                                      20,038             20,193
                                                               --------           --------
      Total Current Assets                                       31,784             22,641

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                         700              1,900
  A/D - Equipment                                                  (117)              (275)
                                                               --------           --------
      Total PP&E                                                    583              1,625

OTHER ASSETS:
  Deposits                                                           10                 10
                                                               --------           --------

      TOTAL ASSETS                                             $ 32,377           $ 24,276
                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts Payable                                             $ 11,610           $ 23,010
  Credit Cards Payable                                            6,616              6,691
  Accrued Interest                                                    5                  5
  Accrued Workers Comp                                               50                 50
  Other Accrued Expense                                              24                 24
                                                               --------           --------
      Total Current Liabilites                                   18,305             29,780

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common Stock (Par value $0.001)                                 4,375              4,428
    100,000,000 shares authorized:
    4,375,000 issued and outstanding at July 31, 2008
    and 4,428,334 at October 31, 2008
  Additional Paid-in Capital                                     69,225             75,572
  Stock Subscriptions Payable                                     6,400                 --
  (Deficit) Accumulated During Development Stage                (65,928)           (85,504)
                                                               --------           --------
      Total Stockholders' equity                                 14,072             (5,504)
                                                               --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS EQUITY                  $ 32,377           $ 24,276
                                                               ========           ========

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                                Income Statement

                                                             For the              8/28/2007             8/28/2007
                                                           Three Months          (inception)           (inception)
                                                              Ended                through               through
                                                            10/31/2008            10/31/2007            10/31/2008
                                                            ----------            ----------            ----------
Net Sales                                                  $     1,062           $        --           $     2,169

Cost of Sales                                                      300                    --                   375
                                                           -----------           -----------           -----------
Gross Margin                                                       762                    --                 1,794

Expenses:
  General & Administration                                      19,979                 1,425                86,718
  Depreciation & Amortization                                      158                    --                   275
                                                           -----------           -----------           -----------
      Total Expenses                                            20,137                 1,425                86,993

Income (Loss) from Operations                                  (19,375)               (1,425)              (85,199)

Other income (loss):
  Interest expense                                                (201)                   --                  (306)
                                                           -----------           -----------           -----------

Net Income (loss)                                          $   (19,576)          $    (1,425)          $   (85,504)
                                                           ===========           ===========           ===========

Net Income (loss) per share - basic and fully diluted      $     (0.00)          $     (0.00)                  N/A
                                                           ===========           ===========           ===========

Weighted average number of common shares outstanding -
 basic and fully diluted                                     4,375,000             1,000,000                   N/A
                                                           ===========           ===========           ===========

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                        Statement of Stockholders Equity


                                         Issued                             (Deficit)
                                 ----------------------                    Accumulated
                                 Common          Common      Additional      During
                                 Stock           Stock        Paid-in      Development
                                 Shares          Amount       Capital         Stage           Total
                                 ------          ------       -------         -----           -----
Issuance of Common Stock
  September 2007               2,600,000        $ 2,600      $     --       $     --         $  2,600

Net Loss, October 31, 2007            --             --            --         (1,425)          (1,425)
                               ---------        -------      --------       --------         --------

Balance, October 31, 2007      2,600,000          2,600            --         (1,425)           1,175

Issuance of Common Stock
  December 2007                1,775,000          1,775        69,225             --           71,000

Net Loss, January 31, 2008            --             --            --        (41,838)         (41,838)
                               ---------        -------      --------       --------         --------

Balance, January 31, 2008      4,375,000          4,375        69,225        (43,263)          30,337

Net Loss, April 30, 2008              --             --            --        (14,967)         (14,967)
                               ---------        -------      --------       --------         --------

Balance, April 30, 2008        4,375,000          4,375        69,225        (58,230)          15,370
                               ---------        -------      --------       --------         --------

Net Loss, August 31, 2008             --             --            --         (7,699)          (7,699)
                               ---------        -------      --------       --------         --------

Balance, August 31, 2008       4,375,000          4,375        69,225        (65,928)           7,672
                               ---------        -------      --------       --------         --------

Issuance of Common Stock
 October 2008                     53,334             53         6,347             --            6,400

Net Loss, October 31, 2008            --             --            --        (19,576)         (19,576)
                               ---------        -------      --------       --------         --------

Balance, October 31, 2008      4,428,334        $ 4,428      $ 75,572       $(85,504)        $ (5,504)
                               =========        =======      ========       ========         ========

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                  For the            8/28/2007         8/28/2007
                                                                Three Months        (inception)       (inception)
                                                                   Ended              through           through
                                                                 10/31/2008          10/31/2007        10/31/2008
                                                                 ----------          ----------        ----------
                                                                 (Unaudited)          (Audited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                               $(19,576)          $ (1,425)          $(85,504)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Increase (Decrease) in depreciation expense                       158                 --                275
     Increase (Decrease) in accounts payable                        11,400                 --             23,010
     Increase (Decrease) in credit cards payable                        75                 --              6,691
     Increase (Decrease) in w/c payable                                 --                 --                 50
     (Increase) Decrease in accounts receivable                         69                 --               (149)
     (Increase) Decrease in deposits                                    --                 --                (10)
     (Increase) Decrease in prepaid expenses                         2,337                 --               (987)
     Decrease (Increase) in inventory                                 (155)                (1)           (20,193)
     Increase (Decrease) in other accrued expenses                      --                 --                 24
     Increase (Decrease) in accrued interest                            --                 --                  5
                                                                  --------           --------           --------
Net cash provided (used) by operating activities                    (5,692)            (1,426)           (76,788)
                                                                  --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                             (1,200)                --             (1,900)
                                                                  --------           --------           --------
Net cash provided (used) by investing activities                    (1,200)                --             (1,900)
                                                                  --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock                                       --              2,600             80,000
  Proceeds from stockholder note                                     3,901                 --
                                                                  --------           --------           --------
Net cash provided (used) by financing activities                        --              6,501             80,000
                                                                  --------           --------           --------
Net Increase (decrease) in cash                                     (6,892)             5,075              1,312
Cash and equivalents - beginning                                     8,203                 --                 --
                                                                  --------           --------           --------
Cash and equivalents - ending                                     $  1,311           $  5,075           $  1,312
                                                                  ========           ========           ========

Cash Paid For:
  Interest                                                        $    201           $     --           $    300
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2008


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2008.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Concrete Leveling Systems, Inc. (CLS) is a developmental stage company that has received neglible revenues from sales during the 3 month period ending October 31, 2008. CLS has received no revenues from sales since its inception.

As of October 31, 2008, CLS has cash assets of $1,312 and accounts receivable of $149 obtained from the lease of the used service unit. The inventory of the company is $20,193. During CLS's first quarter of last year, CLS completed a private offering of 1,775,000 shares, which raised $71,000 in working capital for the company. In addition, effective January 29, 2008, CLS registered 725,000 shares of its $.001 common stock, along with the shares previously sold in the private offering. As of this date, CLS has sold 53,334 of the shares registered in the public offering.

Utilizing the funds received in this private placement, CLS has obtained parts for the used concrete leveling service unit it currently owns, plus parts necessary to build two additional concrete leveling service units. At present, CLS has completed the refurbishing of the used concrete leveling service unit and it is currently being leased to a prospective purchaser. The company has commenced assembly for its first new service unit package and it is currently 75% complete. The Company has also purchased additional parts for its second service unit package, although CLS will not be able to purchase the remaining parts necessary to produce the second service unit package until it receives funds from its public offering.

CLS has located a prospective purchaser for its used servicing unit and is currently permitting the purchaser to lease the unit on a short term basis, in order for the purchaser to explore his participation in the concrete leveling industry. Assuming that the purchaser obtains favorable results from leasing the used service unit, CLS will be negotiating a sales price for the unit and finance said unit for the purchaser. The company currently has its first new concrete leveling service units ready for completion. Due to the fact that each unit must be custom made to fit the bed of the truck upon which it will be placed, final fabrication of the unit cannot be completed until such time as the unit is sold.

The shares of CLS are not currently publicly traded. Management of the company contemplates seeking to have the company's shares traded on the over the counter bulletin board.

Over the past three months, CLS has sustained operating losses in the amount of $19,576. Of this amount, $11,490 involves costs for legal and accounting fees incurred during the last quarter. As of October 31, 2008, CLS has total liabilities of $29,780.

There are no off balance sheet arrangements involving CLS at this time.

LIQUIDITY ISSUES. CLS has identified a known demand for additional liquidity. As a start up company, additional liquidity is necessary for it to purchase the components necessary to assemble its concrete leveling service unit packages. During the next calendar quarter, CLS will be increasing its efforts to sell the remaining shares of the 725,000 shares offering of common stock that it registered with the United States Securities and Exchange Commission, in order to obtain the needed liquidity.

CAPITAL RESOURCES. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending October 31, 2008 and does not anticipate any immediate need for material capital expenditures over the next quarter.

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

ITEM 4T - CONTROLS AND PROCEDURES

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

ITEM 2 - UNREGISTERED SALES OF EQUITY, SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the fiscal quarter ending October 31, 2008.

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: December 11, 2008         By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer


Date: December 11, 2008         By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Executive Officer