Form 10-Q
period 2009-01-31
Concrete Leveling Systems Inc
filed 2009-03-11
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,428,334

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                         (A Development Stage Company)
                                  Balance Sheet

                                                           7/31/2008          1/31/2009
                                                           ---------          ---------
                                                           (Audited)         (Unaudited)
ASSETS

Current Assets:
  Cash in Bank                                             $  8,203           $    658
  Accounts Receivable                                           218
  Prepaid Expense                                             3,324                150
  Inventory                                                  20,038             20,193
                                                           --------           --------
      Total Current Assets                                   31,783             21,001

Property, plant and equipment:
  Equipment                                                     700              1,900
  A/D - Equipment                                              (116)              (433)
                                                           --------           --------
      Total PP&E                                                584              1,467

Other assets:
  Deposits                                                       10                 10
                                                           --------           --------

      TOTAL ASSETS                                           32,377             22,478
                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts Payable                                           11,610             35,812
  Credit Cards Payable                                        6,616              6,298
  Accrued Interest                                                5                  5
  Other Accrued Expense                                          74                 50
                                                           --------           --------
      Total Current Liabilites                               18,305             42,165

Stockholders' equity (deficiency):
  Common Stock (Par value $0.001)                             4,375              4,428
   100,000,000 shares authorized:
   4,428,334 issued and outstanding (1)
  Additional Paid-in Capital                                 69,225             75,572
  Stock Subscriptions Payable                                 6,400
  (Deficit) Accumulated During Development Stage            (65,928)           (99,687)
                                                           --------           --------
      Total Stockholders' equity                             14,072            (19,687)
                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS EQUITY              $ 32,377           $ 22,478
                                                           ========           ========


(1)  4,375,000  and  4,428,334  issued and  outstanding  at 7/31/08 and 1/31/09, respectively.

                         Concrete Leveling Systems Inc.
                         (A Development Stage Company)
                                Income Statement


                                                            For the           For the          8/28/2007
                                                          Three Months       Six Months       (Inception)
                                                             Ended             Ended            Through
                                                           1/31/2009         1/31/2009         1/31/2009
                                                          -----------       -----------       -----------
Net Sales                                                 $       209       $     1,271       $     2,378

Cost of Sales                                                      --                --                --
                                                          -----------       -----------       -----------
Gross Margin                                                      209             1,271             2,378

Expenses
  General & Administration                                     14,097            34,376           101,189
  Depreciation & Amortization                                     158               316               433
                                                          -----------       -----------       -----------
      Total Expenses                                           14,255            34,692           101,622

Income (Loss) from Operations                                 (14,046)          (33,421)          (99,244)

Other income (loss):
  Interest expense                                               (137)             (338)             (443)
                                                          -----------       -----------       -----------
      Total Other Income (Expense)                               (137)             (338)             (443)

Net Income (loss)                                         $   (14,183)      $   (33,759)      $   (99,687)
                                                          ===========       ===========       ===========

Net Income (loss) per share - basic and fully diluted     $     (0.00)      $     (0.01)              N/A
                                                          ===========       ===========       ===========
Weighted average number of common
 shares outstanding - basic and fully diluted               4,428,334         4,408,516               N/A
                                                          ===========       ===========       ===========

                         Concrete Leveling Systems Inc.
                         (A Development Stage Company)
                                Income Statement

                                                                 For the        For the period from
                                                               Three Months          8/28/2007
                                                                  Ended            (inception) to
                                                                1/31/2008             1/31/2008
                                                               -----------           -----------
Net Sales                                                      $        --           $        --
Cost of Sales                                                           --                    --
                                                               -----------           -----------
Gross Margin                                                            --                    --

Expenses
  General & Administration                                          41,799                43,224
  Depreciation & Amortization                                           --                    --
                                                               -----------           -----------
    Total Expenses                                                  41,799                43,224

Income (Loss) from Operations                                      (41,799)              (43,224)

Other income (loss):
  Interest expense                                                     (39)                  (39)
                                                               -----------           -----------
    Total Other Income (Expense)                                       (39)                  (39)

Net Income (loss)                                              $   (41,838)          $   (43,263)
                                                               ===========           ===========

Net Income (loss) per share - basic and fully diluted          $     (0.02)          $     (0.02)
                                                               ===========           ===========
Weighted average number of common
  shares outstanding - basic and fully diluted                   2,600,379             2,300,679
                                                               ===========           ===========

                         Concrete Leveling Systems Inc.
                         (A Development Stage Company)
                        Statement of Stockholders Equity

                                         Issued                                             (Deficit)
                                 ----------------------                                    Accumulated
                                 Common          Common      Additional                      During
                                 Stock           Stock        Paid-in         Stock         Development
                                 Shares          Amount       Capital      Subscriptions      Stage           Total
                                 ------          ------       -------      -------------      -----           -----
Issuance of Common Stock
 September 2007                  2,600,000      $ 2,600       $     --      $     --        $      --       $   2,600

Net Loss, October 31, 2007              --           --             --            --           (1,425)         (1,425)
                                 ---------      -------       --------      --------        ---------       ---------
Balance, October 31, 2007        2,600,000        2,600             --            --           (1,425)          1,175

Issuance of Common Stock
 December 2007                   1,775,000        1,775         69,225            --               --          71,000

Net Loss, January 31, 2008              --           --             --            --          (41,838)        (41,838)
                                 ---------      -------       --------      --------        ---------       ---------
Balance, January 31, 2008        4,375,000        4,375         69,225            --          (43,263)         30,337

Net Loss, April 30, 2008                --       14,967)       (14,967)
                                 ---------      -------       --------      --------        ---------       ---------
Balance, April 30, 2008          4,375,000        4,375         69,225            --          (58,230)         15,370

Stock Subsciptions Received
 July, 2008                             --           --             --         6,400               --           6,400

Net Loss, July 31, 2008                 --           --             --            --           (7,698)         (7,698)
                                 ---------      -------       --------      --------        ---------       ---------
Balance, July 31, 2008           4,375,000        4,375         69,225         6,400          (65,928)         14,072

Issuance of Common Stock
 August, 2008                       53,333           53          6,347        (6,400)              --              --

Net Loss, October 31, 2008              --           --             --            --          (19,576)        (19,576)
                                 ---------      -------       --------      --------        ---------       ---------
Balance, October 31, 2008        4,428,333        4,428         75,572            --          (85,504)         (5,504)

Net Loss, January 31, 2009              --           --             --            --          (14,183)        (14,183)
                                 ---------      -------       --------      --------        ---------       ---------

Balance, January 31, 2009        4,428,333      $ 4,428       $ 75,572      $     --        $ (99,687)      $ (19,687)
                                 =========      =======       ========      ========        =========       =========

                         Concrete Leveling Systems Inc.
                         (A Development Stage Company)
                             Statement of Cash Flows

                                                             For the           8/28/2007          8/28/2007
                                                            Six Months        (inception)        (inception)
                                                              Ended             through            through
                                                            1/31/2009          1/31/2008          1/31/2009
                                                            ---------          ---------          ---------
                                                           (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                         $(33,759)          $(43,263)          $(99,686)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Increase (Decrease) in depreciation expense                 316                 --                433
     Increase (Decrease) in accounts payable                  24,202             31,055             35,811
     Increase (Decrease) in credit cards payable                (318)                --              6,298
     Increase (Decrease) in other accrued expenses               (24)                --                 50
     (Increase) Decrease in accounts receivable                  218                 --                 --
     (Increase) Decrease in deposits                              --                 --                (10)
     (Increase) Decrease in prepaid expenses                   3,174               (300)              (150)
     Decrease (Increase) in inventory                           (154)              (262)           (20,193)
     Increase (Decrease) in accrued interest                      --                  5                  5
                                                            --------           --------           --------
Net cash provided (used) by operating activities              (6,345)           (12,765)           (77,442)
                                                            --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                       (1,200)                --             (1,900)
                                                            --------           --------           --------
Net cash provided (used) by investing activities              (1,200)                --             (1,900)
                                                            --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Shareholder                                          --                 --                 --
  Proceeds from issuance of stock                                 --             73,600             80,000
                                                            --------           --------           --------
Net cash provided (used) by financing activities                  --             73,600             80,000
                                                            --------           --------           --------

Net Increase (decrease) in cash                               (7,545)            60,835                658
Cash and equivalents - beginning                               8,203                 --                 --
                                                            --------           --------           --------

Cash and equivalents - ending                               $    658           $ 60,835           $    658
                                                            ========           ========           ========

Cash Paid For:
  Interest                                                  $    196           $     34           $    438
                                                            ========           ========           ========
  Income Taxes                                              $     --           $     --           $     --
                                                            ========           ========           ========

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2009


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. (CLS) is a developmental stage company that has received neglible revenues from sales during the 3 month period ending January 31, 2009. CLS has received no revenues from sales since its inception.

     As of January 31, 2009, CLS has cash assets of $658 and no accounts receivable. The inventory of the company is $20,193. Effective January 29, 2008, CLS registered 725,000 shares of its $.001 common stock, along with the shares previously sold in the private offering. As of this date, CLS has sold 53,334 of the shares registered in the public offering. The public offering was originally scheduled to last for a period of twelve months. However, the Board of Directors have extended the offering for an additional four months, in order to raise necessary working capital.

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

     Over the past three months, CLS has sustained operating losses in the amount of $ 14,183. The majority of the losses are the result of costs incurred for legal and accounting fees during the last quarter. As of January 31, 2009, CLS has total liabilities of $42,165.

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

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending January 31, 2009 and does not anticipate any immediate need for material capital expenditures over the next quarter.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY, SECURITIES AND USE OF PROCEEDS

     There have been no unregistered sales of equity securities during the fiscal quarter ending January 31, 2009.

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: March 11, 2009           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer


Date: March 11, 2009           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Executive Officer