Form 10-Q
period 2009-04-30
Concrete Leveling Systems Inc
filed 2009-06-04
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,684,167

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                           7/31/2008           4/30/2009
                                                           ---------           ---------
                                                           (Audited)          (Unaudited)
ASSETS

Current Assets:
  Cash in Bank                                             $   8,203           $     235
  Accounts Receivable                                            218                  --
  Prepaid Expense                                              3,324                 113
  Inventory                                                   20,038              21,259
                                                           ---------           ---------
      Total Current Assets                                    31,783              21,607

Property, plant and equipment:
  Equipment                                                      700               1,900
  A/D - Equipment                                               (116)               (591)
                                                           ---------           ---------
      Total PP&E                                                 584               1,309

Other assets:
  Deposits                                                        10                  10
                                                           ---------           ---------

      TOTAL ASSETS                                         $  32,377           $  22,926
                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts Payable                                         $  11,610           $  21,219
  Credit Cards Payable                                         6,616               7,406
  Accrued Interest                                                 5                   5
  Other Accrued Expense                                           74                  50
                                                           ---------           ---------
      Total Current Liabilites                                18,305              28,680

Stockholders' equity (deficiency):
  Common Stock (Par value $0.001)
   100,000,000 shares authorized (1)                           4,375               4,684
  Additional Paid-in Capital                                  69,225             106,018
  Stock Subscriptions Payable                                  6,400                  --
  (Deficit) Accumulated During Development Stage             (65,928)           (116,456)
                                                           ---------           ---------
      Total Stockholders' equity                              14,072              (5,754)
                                                           ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $  32,377           $  22,926
                                                           =========           =========

(1)  4,428,333 and 4,684,167 issued and outstanding at 7/31/08 and 4/30/09, respectively.

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                                Income Statement


                                            For the              For the             8/28/2007
                                          Three Months         Nine Months          (inception)
                                             Ended                Ended               through
                                           4/30/2009            4/30/2009            4/30/2009
                                           ---------            ---------            ---------
                                          (Unaudited)          (Unaudited)          (Unaudited)
Net Sales                                  $       --           $    1,271           $    2,378

Cost of Sales                                      --
                                           ----------           ----------           ----------

Gross Margin                                       --                1,271                2,378

Expenses
  General & Administration                     16,435               50,811              117,624
  Depreciation & Amortization                     158                  474                  591
                                           ----------           ----------           ----------

Total Expenses                                 16,593               51,285              118,215

Income (Loss) from Operations                 (16,593)             (50,014)            (115,837)

Other income (loss):
  Interest expense                               (176)                (514)                (619)
                                           ----------           ----------           ----------
Total Other Income (Expense)                     (176)                (514)                (619)

Net Income (loss)                          $  (16,769)          $  (50,528)          $ (116,456)
                                           ==========           ==========           ==========

Net Income (loss) per share -
 basic and fully diluted                   $    (0.00)          $    (0.01)                 N/A
                                           ==========           ==========           ==========
Weighted average number of common
 shares outstanding - basic and
 fully diluted                              4,517,108            4,444,048                  N/A
                                           ==========           ==========           ==========

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                                Income Statement


                                                For the              8/28/2007
                                              Three Months          (inception)
                                                 Ended                through
                                               4/30/2008             4/30/2008
                                              -----------           -----------
                                              (Unaudited)           (Unaudited)

Net Sales                                     $        --           $        --

Cost of Sales                                          --                    --
                                              -----------           -----------
Gross Margin                                           --                    --

Expenses
  General & Administration                         14,908                58,132
  Depreciation & Amortization                          59                    59
                                              -----------           -----------
      Total Expenses                               14,967                58,191

Income (Loss) from Operations                     (14,967)              (58,191)

Other income (loss):
  Interest expense                                     --                   (39)
                                              -----------           -----------
     Total Other Income (Expense)                      --                   (39)

Net Income (loss)                             $   (14,967)          $   (58,230)
                                              ===========           ===========

Net Income (loss) per share -
basic and fully diluted                       $     (0.00)          $     (0.02)
                                              ===========           ===========

Weighted average number of common
 shares outstanding - basic and
 fully diluted                                  4,375,000             2,982,026
                                              ===========           ===========

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                        Statement of Stockholders Equity

                                         Issued                              (Deficit)
                                 ----------------------                     Accumulated
                                 Common          Common      Additional       During
                                 Stock           Stock        Paid-in       Development
                                 Shares          Amount       Capital         Stage           Total$
                                 ------          ------       -------         -----           ------
Issuance of Common Stock
 September 2007                  2,600,000      $ 2,600       $     --      $      --       $   2,600

Net Loss, October 31, 2007              --           --             --         (1,425)         (1,425)
                                 ---------      -------       --------      ---------       ---------
Balance, October 31, 2007        2,600,000        2,600             --         (1,425)          1,175

Issuance of Common Stock
 December 2007                   1,775,000        1,775         69,225             --          71,000

Net Loss, January 31, 2008              --           --             --        (41,838)        (41,838)
                                 ---------      -------       --------      ---------       ---------
Balance, January 31, 2008        4,375,000        4,375         69,225        (43,263)         30,337

Net Loss, April 30, 2008                --           --             --        (14,967)        (14,967)
                                 ---------      -------       --------      ---------       ---------
Balance, April 30, 2008          4,375,000        4,375         69,225        (58,230)         15,370

Issuance of Common Stock
 July, 2008                         53,333           53          6,347             --           6,400

Net Loss, July 31, 2008                 --           --             --         (7,698)         (7,698)
                                 ---------      -------       --------      ---------       ---------
Balance, July 31, 2008           4,428,333        4,428         75,572        (65,928)         14,072

Net Loss, October 31, 2008              --           --             --        (19,576)        (19,576)
                                 ---------      -------       --------      ---------       ---------
Balance, October 31, 2008        4,428,333        4,428         75,572        (85,504)         (5,504)

Net Loss, January 31, 2009              --           --             --        (14,183)        (14,183)
                                 ---------      -------       --------      ---------       ---------
Balance, January 31, 2009        4,428,333        4,428         75,572        (99,687)        (19,687)

Issuance of Common Stock
 April, 2009                       255,834          256         30,446             --          30,702

Net Loss, April 30, 2009                --           --             --        (16,769)        (16,769)
                                 ---------      -------       --------      ---------       ---------

Balance, April 30, 2009          4,684,167      $ 4,684       $106,018      $(116,456)      $  (5,754)
                                 =========      =======       ========      =========       =========

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                             For the            8/28/2007           8/28/2007
                                                           Nine Months         (inception)         (inception)
                                                              Ended              through             through
                                                            4/30/2009           4/30/2008           4/30/2009
                                                            ---------           ---------           ---------
                                                           (Unaudited)         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                         $ (50,528)          $ (58,191)          $(116,456)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Increase (Decrease) in depreciation expense                  474                  58                 591
     Increase (Decrease) in accounts payable                   39,109                 120              50,719
     Increase (Decrease) in credit cards payable                  793               4,703               7,406
     Increase (Decrease) in other accrued expenses                (24)              1,194                  50
     (Increase) Decrease in accounts receivable                   218                  --                  --
     (Increase) Decrease in deposits                               --                 (10)                (10)
     (Increase) Decrease in prepaid expenses                    3,211                (263)               (113)
     Decrease (Increase) in inventory                          (1,221)            (13,763)            (21,259)
     Increase (Decrease) in accrued interest                       --                   5                   5
                                                            ---------           ---------           ---------
Net cash provided (used) by operating activities               (7,968)            (66,147)            (79,067)
                                                            ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                        (1,200)               (700)             (1,900)
                                                            ---------           ---------           ---------
Net cash provided (used) by investing activities               (1,200)               (700)             (1,900)
                                                            ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Shareholder
  Proceeds from issuance of stock                               1,200              73,600              81,202
                                                            ---------           ---------           ---------
Net cash provided (used) by financing activities                1,200              73,600              81,202
                                                            ---------           ---------           ---------

Net Increase (decrease) in cash                                (7,968)              6,753                 235
Cash and equivalents - beginning                                8,203                  --                  --
                                                            ---------           ---------           ---------
Cash and equivalents - ending                               $     235           $   6,753           $     235
                                                            =========           =========           =========

Cash Paid For:
  Interest                                                  $     514           $      34           $     614
                                                            =========           =========           =========
  Income Taxes                                              $      --           $      --           $      --
                                                            =========           =========           =========

Supplemental Disclosure of Non-Cash Financing Activities:

     In April, 2009 the Company's President and her spouse exchanged accrued consulting fees and rent totaling $29,500 for 245,834 shares of common stock.

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. (CLS) is a developmental stage company that has received no revenues from sales during the 3 month period ending April 30, 2009. CLS has received negligible revenues from sales since its inception.

     As of April 30, 2009, CLS has cash assets of $235 and no accounts receivable. The inventory of the Company is $21,259. Effective January 29, 2008, CLS registered 725,000 shares of its $.001 common stock, along with shares previously sold in a private offering. As of April 30, 2009, CLS has sold 63,334 of the shares registered in the public offering. After the end of the quarter reported in this report, CLS received subscriptions for an additional 65,000 shares. The offering is now closed.

     Utilizing the funds received in this private placement, CLS has obtained parts for the used concrete leveling service unit it currently owns, plus parts necessary to build two additional concrete leveling service units. At present, CLS has completed the refurbishing of the used concrete leveling service unit and it is currently being leased to a prospective purchaser. The Company has completed the assembly of its first new service unit package. The Company has also purchased additional parts for its second service unit package, although CLS will not be able to purchase the remaining parts necessary to produce the second service unit package until it receives funds from the sale of its inventory.

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

     Over the past three months, CLS has sustained operating losses in the amount of $ 16,769. The majority of the losses are the result of costs incurred for legal and accounting fees during the last quarter. As of April 30, 2009, CLS has total liabilities of $28,680. On April 15, 2009, the Board of Directors approved resolutions permitting Mrs. Suzanne I. Barth, the Company's President, to capitalize all accrued income owed to her through the calendar quarter ending March 31, 2009. Mrs. Barth was owed a total of $17,000 in accrued and unpaid fees. This amount was capitalized in exchange for 141,667 shares of the Company's common stock. All shares issued to Mrs. Barth are restricted shares. In addition, the Board of Directors authorized the capitalization of $12,500 of accounts payable, owed to Mr. Edward A. Barth, the husband of Mrs. Suzanne I. Barth. Mr. Barth agreed to capitalize the payable owed to him at the rate of $0.12 per share, and was issued 104,167 shares of the Company's common stock in satisfaction of the outstanding payable. These shares are also restricted shares.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. CLS has identified a known demand for additional liquidity. As a start up company, additional liquidity is necessary for it to purchase the components necessary to assemble its concrete leveling service unit packages. During the next calendar quarter, CLS will be increasing its efforts to complete the sale of its used unit and to sell the new service unit that it has completed. It will utilize the proceeds from this sale to complete additional units and increase its marketing efforts. At the present time, the company does not anticipate a need to raise capital through a new offering.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending April 30, 2009 and does not anticipate any immediate need for material capital expenditures over the next quarter.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY, SECURITIES AND USE OF PROCEEDS

     During the fiscal quarter ending April 30, 2009, the company issued 141,667 shares of its $0.001 par value common stock to its President, Mrs. Suzanne I. Barth. The stock was issued to capitalize all accrued income owed to her through March 31, 2009. The shares were issued at the rate of $0.12 per share. In addition, Mr. Edward A. Barth, the husband of Mrs. Suzanne I. Barth, received 104,167 shares of the company's $0.001 par value common stock in satisfaction of funds owed to him for services rendered to the company in the amount of $12,500. The shares were issued at the rate of $0.12 per share. These shares were issued by the company pursuant to Section 4(2) of the Securities Act of 1933 as none of these shares were being offered to the public.

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: June 4, 2009             By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer


Date: June 4, 2009             By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Executive Officer