Form 10-Q/A
period 2008-10-31
Concrete Leveling Systems Inc
filed 2009-08-10
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2008

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

     Over the past three months, CLS has sustained operating losses in the amount of $ 19,576. Of this amount, $11,490 involves costs for legal and accounting fees incurred during the last quarter. As of October 31, 2008, CLS has total liabilities of $29,780.

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

ITEM 3 - CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES. Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, which constitutes a single individual (who is both the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified by the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. Management has not identified any change in the Company's internal control over financial reporting in connection with the evaluation that management of the Company, including the Company's CEO/CFO, that is required by paragraph (d) of Rule 13(a)-15 under the Exchange Act of 1934 that occurred during the Company's last fiscal quarter.

ITEM 3T. - CONTROLS AND PROCEDURES

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: August 3, 2009           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer


Date: August 3, 2009           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Executive Officer