Form 10-K/A
Concrete Leveling Systems Inc
filed 2009-08-10
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                    FORM 10-K

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

                                 (330) 966-8120
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)                (Name of each exchange on which registered)
---------------------                -------------------------------------------

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

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Form SB-2 with exhibits filed January 16, 2008.

                                TABLE OF CONTENTS

Number                           Item in Form 10-K                      Page No.
------                           -----------------                      --------

   1     Business                                                           3

   2     Properties                                                         3

   3     Legal Proceedings                                                  3

   4     Submission of Matters to a Vote of Security Holders                4

   5     Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  4

   7     Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                           4

   8     Financial Statements and Supplementary Data                        6

   9     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          14

  9A     Controls and Procedures                                           14

  10     Directors and Executive Officers of the Registrant                14

  11     Executive Compensation                                            15

  12     Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   15

  13     Certain Relationships and Related Transactions, and Director
         Independence                                                      16

  14     Principal Accountant Fees and Services                            17

  15     Exhibits and Financial Statement Schedules                        18

         Signatures                                                        19

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

ITEM 2. PROPERTIES

     The Company is currently leasing the commercial space from which it is conducting its operations from Mr. Edward A. Barth, husband of the Corporation's sole shareholder, Mrs. Suzanne I. Barth. The Corporation is leasing this space on a month-to-month basis. It is leasing approximately 2,500 square feet of space for a monthly rental of $1,250, including utilities.

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


          LETTERHEAD OF HOBE & LUCAS CERTIFIED PUBLIC ACCOUNTANTS, INC.


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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


                                      /s/ Hobe & Lucas
                                      ----------------------------------
                                      Hobe & Lucas
                                      Certified Public Accountants, Inc.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     Mrs. Suzanne I. Barth is the sole promoter of CLS, further, she currently holds a control position in the business, owning a total of 59.4% of the outstanding common stock. Mrs. Barth is to receive no additional compensation from CLS with regard to her efforts in selling the new common shares to be registered through this offering.

     Mrs. Barth received the 2,600,000 shares of common stock in CLS in exchange for a payment of $2,600.

     The Corporation is currently leasing the commercial space from which it will be conducting its operations from Mr. Edward A. Barth, who is the husband of the Corporation's sole shareholder, Mrs. Suzanne I. Barth. The Corporation is leasing this space on a month-to-month basis. It is leasing approximately 2,500 square feet of space for a monthly rental of $1,250 per month, including utilities, commencing January 1, 2008. CLS maintains that the space leased from Mr. Barth is leased at a fair market value for similar commercial space in Canton, Ohio.

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

                                  Concrete Leveling Systems, Inc.


                                  By: /s/ Suzanne I. Barth
                                     ------------------------------------------
                                     Suzanne I. Barth, President


                                  Date: August 6, 2009
                                       ----------------------------------------

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


                                  Date: August 6, 2009
                                       -----------------------------------------