Form 10-K
period 2009-07-31
Concrete Leveling Systems Inc
filed 2009-10-29
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2009

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

4,842,918 $0.001 par value common shares

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Form SB-2 with exhibits filed January 16, 2008.

                                TABLE OF CONTENTS

Number                           Item in Form 10-K                      Page No.
------                           -----------------                      --------

   1     Business                                                           3

   2     Properties                                                         4

   3     Legal Proceedings                                                  4

   4     Submission of Matters to a Vote of Security Holders                4

   5     Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  4

   7     Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                           4

   8     Financial Statements and Supplementary Data                        6

   9     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          15

  9A     Controls and Procedures                                           15

  10     Directors and Executive Officers of the Registrant                15

  11     Executive Compensation                                            16

  12     Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   17

  13     Certain Relationships and Related Transactions, and Director
         Independence                                                      18

  14     Principal Accountant Fees and Services                            18

  15     Exhibits and Financial Statement Schedules                        19

         Signatures                                                        20

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

     There are other concrete leveling service units of a similar nature, currently being manufactured in the United States. Although CLS believes that the design changes it has made to the units create a superior unit and, therefore, competitive in the market, CLS recognizes that there is a limited market for these units and there are existing manufacturers in the market that have more experience in the marketing of these units. CLS management has, however, been directly involved in the concrete leveling business for the past 8 1/2 years and, therefore, has direct knowledge as to the operations of the concrete leveling service unit, as well as the variety of applications to which is can be used.

     Effective July 31, 2009, the Company entered into a Marketing Agreement with Stark Concrete Leveling, Inc. to become the exclusive distributor for the CLS service unit. Stark Concrete Leveling, Inc. ("Stark") is owned and operated by Mr. Edward A. Barth. Under the terms of the Marketing Agreement, Stark will receive a commission equal to 30% of the sales price of any unit sold. Stark will be responsible for all costs of marketing, advertising, and the training of buyer's agent in the use of the units. Stark intends to continue to market the service unit through newspaper advertising, concentrating on markets where the need for concrete leveling services is very high, but at present, there is very limited competition for such services. Stark has also promoted the service units through direct mailing in limited areas within the state of Washington, which the Company believes has a large potential for concrete leveling services. In addition, Stark established a booth in a home show in the Portland, Oregon area to gain exposure for the product.

     The majority of the components of the concrete leveling service units are readily available from several manufacturers, as stock items. The Company has now negotiated with the manufacturers of key components to be classified as an OEM manufacturer, thus receiving a reduced cost for its components. Certain items require custom fabrication. The Company has identified a metal fabricator who can specially fabricate the components to the Company's specifications. The Company has contracted with the fabricator to manufacture the complete unit including the material hopper. At present, the Company has completed the fabrication of two new service units and the retro fitting of an existing use service unit. Competitive fabricators are available within the Company's geographic area, should it become necessary to seek another fabricator.

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

     CLS has one full time employee, Mrs. Suzanne I. Barth, the majority shareholder and sole director of the Company. Mrs. Barth receives a management fee of $2,500 per month. All other services required by the Corporation are preformed by independent contractors under the direction of Mrs. Barth.

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

     During the Company's fiscal year, it issued a total of 204,167 shares of its $0.001 par value common stock to Mrs. Suzanne I. Barth, in satisfaction of the outstanding payable owed by the Company to Mrs. Barth. In addition, the Company issued 135,417 shares to Mr. Edward Barth in satisfaction of the Company's payable owed to Mr. Barth for outstanding rent. These shares were valued at $0.12 per share. All of these shares were issued pursuant to Section 4(2) of the Securities Act of 1933. All of those shares are restricted securities.

     USE OF PROCEEDS FOR SALE OF SECURITIES SOLD BY ISSUER PURSUANT TO REGISTRATION STATEMENT UNDER FORM SB-2, EFFECTIVE JANUARY 16, 2008. During the Company's fiscal year ending July 31, 2008, the Company sold 53,334 shares of its common stock for $0.12 per share. During this fiscal year, the Company sold an additional 75,000 shares of the common stock registered under this offering for $0.12 per share. The balance of the offering expired. Almost all of the proceeds received were utilized to fabricate the components necessary to assemble the Company's concrete leveling service unit. A small portion of the amount received from the sale of the securities was utilized for operating capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     LIQUIDITY AND CAPITAL RESOURCES. During the fiscal year ending July 31, 2008, management for the Company recognized the need for additional liquidity for the Company, for the purpose of obtaining inventory in the form of completed concrete leveling service units. In order to address this issue, the Company filed a registration with the United States Security and Exchange Commission to issue additional shares, in order to raise $87,000. To date, the Company has raised $15,400 through this offering. The offering has closed, by its terms.

     Management has reevaluated the need to purchase used vehicles in order to sell completed units to customers. Due to recent successes in its ability to sell the stand alone service units, the Company now believes that there is a market solely for the service units. The Company foresees a need for liquidity over the next 12 months, but believes that collection of its current receivables will permit the Company to stay in business without the need to seek additional capital. In addition, management is of the opinion that the Company can work without inventory and, instead, manufacture each concrete leveling service unit at such time as it is ordered. All orders will require a 50% down payment. This down payment will provide sufficient liquidity for the unit to be produced. At present, management does not anticipate the need for any significant capital expenditures during the next 12 months. Instead, the Company intends to rely on outsourcing all of its fabrication and assembly requirements.

     RESULTS OF OPERATIONS. CLS is in its developmental stages. It has recently sold its used servicing unit with a truck for $35,000. In addition, the Company recently sold its first new concrete leveling service unit for $45,000. The Company received cash of $25,000 towards the sale of the new servicing unit and is financing the balance of the purchase price through an Installment Promissory Note, bearing interest at the rate of 6% per annum. The used service unit was sold with a cash down payment of $2,500 and the balance payable through an Installment Promissory Note, bearing interest at the rate of 6% per annum. Management is encouraged with the recent sale of these units and the positive feedback that its customers have received in utilizing the units. In addition to the prospect of additional sales within the region that it sold its servicing units, management is also encouraged with the knowledge that it can now produce the unit at a reduced cost, due to the fact that it has been recognized as an OEM manufacturer by the manufacturer of the purchased components thus enabling the Company to purchase these components at a reduced rate.

     During the past fiscal year, management changed its position with regard to the marketing and sales of the concrete leveling service units. Instead of bearing the cost of marketing the units and the cost of training the purchasers with regard to the operation of the units, management has contracted with Stark Concrete Leveling, Inc. ("Stark") to become its exclusive distributor. Stark is owned by Mr. Edward Barth, a shareholder of the Company and husband of the Company's Director, Mrs. Suzanne I. Barth. It is through Mr. Barth's effort that both of the companies' recent sales were secured. Under the terms of the Distribution Agreement, Stark is responsible for the cost of all marketing and advertising of the concrete leveling service units. In addition, it is responsible for the onsite training for the purchasers in the operation of the service units. In exchange for assuming these obligations and duties, Stark shall receive a commission of 30% of the sales price of each unit.

     Management is of the belief that the current slow down in the housing market and increased costs of raw materials will create an expanding market for concrete leveling services. The recent sales of the Company's concrete leveling service unit has created a positive feedback from the purchasers. For the short time that the servicing units have been in operation, the purchasers have recognized the market for such services in their area and immediately commence to receive revenues. The Company is of the belief that the successful sales and potential referrals or additional purchases from its current purchasers will expand the Company's sales into the first and second calendar quarter of 2010. The Company currently plans to produce and sell up to six additional concrete leveling servicing units during the next fiscal year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          LETTERHEAD OF HOBE & LUCAS CERTIFIED PUBLIC ACCOUNTANTS, INC.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Concrete Leveling Systems, Inc.
Canton, Ohio

We have audited the balance sheet of Concrete Leveling Systems, Inc. (a development stage company) as of July 31, 2009 and 2008, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year ended July 31, 2009 and the period beginning August 28, 2007 (inception) and ended July 31, 2008, and the period beginning August 28, 2007 (inception) and ended July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Leveling Systems, Inc. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended July 31, 2009, the period beginning August 28, 2007
(inception) and ended July 31, 2008, and the period beginning August 28, 2007 (inception) and ended July 31, 2009 in conformity with U.S. generally accepted accounting principles.

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

                                      /s/ Hobe & Lucas
                                      ------------------------------------------
                                      Hobe & Lucas
                                      Certified Public Accountants, Inc.

Independence, Ohio
October 15, 2009

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                             July 31, 2009 and 2008

                                                                     2009                2008
                                                                   ---------           ---------
ASSETS

CURRENT ASSETS
  Cash in bank                                                     $     530           $   8,203
  Accounts receivable                                                     --                 218
  Prepaid expense                                                         75               3,324
  Inventory                                                           29,612              20,038
                                                                   ---------           ---------
      Total Current Assets                                            30,217              31,783
                                                                   ---------           ---------

PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                            1,900                 700
  Less: Accumulated depreciation                                        (749)               (116)
                                                                   ---------           ---------
      Total Property, Plant and Equipment                              1,151                 584
                                                                   ---------           ---------
OTHER ASSETS
  Deposits                                                                10                  10
                                                                   ---------           ---------

      TOTAL ASSETS                                                 $  31,378           $  32,377
                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                 $  29,332           $  11,610
  Other accrued expenses                                               8,864               6,695
                                                                   ---------           ---------
      Total Current Liabilites                                        38,196              18,305
                                                                   ---------           ---------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    4,842,918 and 4,375,000 shares issued and outstanding
    at July 31, 2009 and 2008 respectively                             4,843               4,375
  Additional paid-in capital                                         124,907              69,225
  Stock subscriptions payable                                             --               6,400
  (Deficit) accumulated during development stage                    (136,568)            (65,928)
                                                                   ---------           ---------
      Total Stockholders' Equity (Deficit)                            (6,818)             14,072
                                                                   ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  31,378           $  32,377
                                                                   =========           =========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                          (A Development Stage Company)
                            Statements of Operations
                For the Year Ended July 31, 2009, the Period from
                 August 28, 2007 (Inception) to July 31, 2008,
        And the Period from August 28, 2007 (Inception) to July 31, 2009

                                                                            August 28, 2007       August 28, 2007
                                                        Year Ended          (Inception) to        (Inception) to
                                                         July 31,              July 31,              July 31,
                                                           2009                  2008                  2009
                                                        -----------           -----------           -----------
Equipment sales                                         $        --           $        --           $        --
Equipment rental                                              1,271                 1,107                 2,378
                                                        -----------           -----------           -----------
                                                              1,271                 1,107                 2,378
                                                        -----------           -----------           -----------
Expenses
  General & administration                                   70,553                66,814               137,367
  Depreciation & amortization                                   632                   116                   748
                                                        -----------           -----------           -----------
      Total Expenses                                         71,185                66,930               138,115
                                                        -----------           -----------           -----------

(Loss) from Operations                                      (69,914)              (65,823)             (135,737)

Other (Expense)
  Interest expense                                             (726)                 (105)                 (831)
                                                        -----------           -----------           -----------
      Total Other (Expense)                                    (726)                 (105)                 (831)
                                                        -----------           -----------           -----------

Net (Loss) Before Income Taxes                              (70,640)              (65,928)             (136,568)

Provision for Income Taxes                                       --                    --                    --
                                                        -----------           -----------           -----------

Net (Loss)                                              $   (70,640)          $   (65,928)          $  (136,568)
                                                        ===========           ===========           ===========

Net (Loss) per Share - Basic and Fully Diluted          $     (0.02)          $     (0.02)                  N/A
                                                        ===========           ===========           ===========
Weighted average number of common
 shares outstanding - basic and fully diluted             4,511,647             3,934,113                   N/A
                                                        ===========           ===========           ===========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                For the Year Ended July 31, 2009, and the Period
          Beginning August 28, 2007 (Inception) and Ended July 31, 2008

                                                                                             (Deficit)
                                       Common Stock                                         Accumulated
                                  ---------------------      Additional                       During
                                  Issued                      Paid-in         Stock         Development
                                  Shares      Par Value       Capital      Subscriptions       Stage          Total $
                                  ------      ---------       -------      -------------       -----          -------
Issuance of Common Stock
 September, 2007                 2,600,000     $ 2,600      $      --        $     --        $      --       $  2,600

Issuance of Common Stock
 December, 2007                  1,775,000       1,775         69,225              --               --         71,000

Stock Subscriptions Received
 July, 2008                             --          --             --           6,400               --          6,400

Net (Loss)                              --          --             --              --          (65,928)       (65,928)
                                 ---------     -------      ---------        --------        ---------       --------

Balance, July 31, 2008           4,375,000       4,375         69,225           6,400          (65,928)        14,072
                                 ---------     -------      ---------        --------        ---------       --------
Issuance of Common Stock
 August, 2008                       53,333          53          6,347          (6,400)              --             --

Issuance of Common Stock
 April, 2009                       255,835         256         30,446              --               --         30,702

Issuance of Common Stock
 June, 2009                         65,000          65          7,735              --               --          7,800

Issuance of Common Stock
 July, 2009                         93,750          94         11,154              --               --         11,248

Net (Loss)                              --          --             --              --          (70,640)       (70,640)
                                 ---------     -------      ---------        --------        ---------       --------

Balance, July 31, 2009           4,842,918     $ 4,843      $ 124,907        $     --        $(136,568)      $ (6,818)
                                 =========     =======      =========        ========        =========       ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
  For the Year Ended July 31, 2009, the Period from August 28, 2007 (Inception)
       to July 31, 2008, and the Period from August 28, 2007 (Inception)
                                to July 31, 2009

                                                                             August 28, 2007     August 28, 2007
                                                           Year Ended        (Inception) to      (Inception) to
                                                            July 31,            July 31,            July 31,
                                                              2009                2008                2009
                                                            ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                $ (70,640)          $ (65,928)          $(136,568)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                                632                 116                 748
     (Increase) Decrease in accounts receivable                   218                (218)                 --
     Decrease (Increase) in inventory                          (9,574)            (20,038)            (29,612)
     (Increase) Decrease in prepaid expenses                    3,249              (3,324)                (75)
     (Increase) Decrease in deposits                               --                 (10)                (10)
     Increase (Decrease) in accounts payable                   58,471              11,609              70,081
     Increase (Decrease) in other accrued expenses              2,169               6,695               8,864
                                                            ---------           ---------           ---------
Net cash (used by) operating activities                       (15,475)            (71,097)            (86,572)
                                                            ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                        (1,200)               (700)             (1,900)
                                                            ---------           ---------           ---------
Net cash (used by) investing activities                        (1,200)               (700)             (1,900)
                                                            ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock                               9,002              80,000              89,002
                                                            ---------           ---------           ---------
Net cash provided by financing activities                       9,002              80,000              89,002
                                                            ---------           ---------           ---------

Net Increase (decrease) in cash                                (7,673)              8,203                 530
Cash and equivalents - beginning                                8,203                  --                  --
                                                            ---------           ---------           ---------
Cash and equivalents - ending                               $     530           $   8,203           $     530
                                                            =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                  $     726           $      99           $     825
                                                            =========           =========           =========
  Income Taxes                                              $      --           $      --           $      --
                                                            =========           =========           =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

On April 15, 2009, two stockholders of the Company exchanged accrued rents and management fees totaling $29,500 for 245,835 shares of the Company's common stock.

On July 31, 2009, two stockholders of the Company exchanged accrued rents and management fees totaling $11,250 for 93,750 shares of the Company's common stock.

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             July 31, 2009 and 2008


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

NATURE OF OPERATIONS

The Company manufactures for sale specialized equipment for use in the concrete leveling industry. The Company's product is sold primarily to end users. The Company recognizes its revenue when the product is shipped or picked up by the customer.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectible receivables based on prior experience. The allowance was $-0- at July 31, 2009 and 2008.

ADVERTISING AND MARKETING

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $441 for the year ended July 31, 2009, and $1,939 for the period beginning August 28, 2007 (inception) and ended July 31, 2008.

INVENTORIES

Inventories, which consist of in-process and completed service units, are recorded at the lower of cost or fair market value.

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

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             July 31, 2009 and 2008


NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable and liabilities approximates the fair value reported on the balance sheet.

NOTE 3 - LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of shares outstanding which was:

4,511,647   and  3,934,113  for  the  periods  ended  July  31,  2009  and  2008 respectively.

NOTE 4 - PRODUCT WARRANTIES

The Company will sell its products to customers together with limited repair or replacement warranties. The Company warrants the leveling equipment package on a one-year limited warranty. No sales occurred during the period beginning August 28, 2007 (inception) and ended July 31, 2009.

NOTE 5 - NEW ACCOUNTING PROCEDURES

There are no new accounting procedures that impact the Company.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost. Depreciation is provided for by using the straight-line and accelerated methods over the estimated useful lives of the respective assets.

Maintenance and repairs are charged to expense as incurred. Major additions and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

NOTE 7 - OPERATING SEGMENT

The Company operates in one reportable segment, concrete leveling systems sales.

NOTE 8 - INCOME TAXES

Income taxes on continuing operations at July 31 include the following:

                                         2009                  2008
                                        ------                ------

     Currently payable                  $    0                $    0
     Deferred                                0                     0
                                        ------                ------

       Total                            $    0                $    0
                                        ======                ======

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             July 31, 2009 and 2008


NOTE 8 - INCOME TAXES (CONTINUED)

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at July 31 is as follows:

                                                       2009                          2008
                                               --------------------          --------------------
                                                              % of                          % of
                                                             Pretax                        Pretax
                                               Income        Amount          Income        Amount
                                               ------        ------          ------        ------
Income taxes per statement of operations      $      0             0%       $      0             0%

Loss for financial reporting purposes
 without tax expense or benefit                (24,000)          (34)%       (22,000)          (34)%
                                              --------      --------        --------      --------

Income taxes at statutory rate                $(24,000)          (34)%      $(22,000)          (34)%
                                              ========      ========        ========      ========

The components of and changes in the net deferred taxes were as follows:

                                                     2009                2008
                                                   --------            --------

Deferred tax assets:
  Net operating loss carryforwards                 $ 45,000            $ 21,300

  Compensation and Miscellaneous                      1,100               1,000
                                                   --------            --------
      Deferred tax assets                            46,100              22,300

Deferred tax liabilities:
  Depreciation                                          100                 200
                                                   --------            --------
      Total                                          46,000              22,100

Valuation Allowance                                 (46,000)            (22,100)
                                                   --------            --------

      Net deferred tax assets                      $      0            $      0
                                                   ========            ========

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued compensation. No deferred taxes are reflected in the balance sheet at July 31, 2009 or 2008 due to a valuation allowance, which increased by $23,900 in 2009.

                         Concrete Leveling Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             July 31, 2009 and 2008


NOTE 8 - INCOME TAXES (CONTINUED)

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

                                                            Expiration
          Year of Loss                    Amount               Date
     --------------------                --------           ---------

     Period Ended 7/31/08                $ 62,781           2/28/2029
     Period Ended 7/31/09                $ 68,766           2/28/2030

These tax periods are subject to examination by major taxing authorities.

There are no interest or tax penalty expenses reflected in the Balance Sheets or Statements of Operations.

NOTE 9 - RELATED PARTIES

The Company leases warehouse and office space from one of its stockholders. Rent paid to this stockholder totaled $15,000 for the year ended July 31, 2009 and $7,500 for the period beginning August 28, 2007 (inception) and ended July 31, 2008. Rent payable to this stockholder was $-0- and $1,250 at July 31, 2009 and 2008, respectively.

The Company paid a management fee to one of its stockholders. Management fees paid to this stockholder totaled $22,500 for the year ended July 31, 2009 and $7,000 for the period beginning August 28, 2007 (inception) and ended July 31, 2008. Management fees payable to this stockholder were $4,500 and $2,000 at July 31, 2009 and 2008, respectively.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company's stockholders. The agreement gives the related party exclusive distribution rights for the Company's products.

NOTE 10 - SUBSEQUENT EVENTS

During September of 2009, the Company completed its first sale of a concrete leveling unit.

The Company has evaluated all subsequent events through October 15, 2009, the date the financial statements were available to be issued.

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

     Management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company. With respect to items involved in financial reporting are within the personal knowledge of the Company's management. Due to the centralization of all financial matters being filtered through the Company's sole Officer and Director, the Company believes that controls over financial reporting are effective, since all financial matters involving the Company are personally known by the Company's Chief Executive.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers and Directors and their respective ages as of July 31, 2009 are as follows:

DIRECTORS

Name of Director:           Age:
-----------------           ----

Suzanne I. Barth            47

EXECUTIVE OFFICERS

Executive Officer:          Age:                     Office:
------------------          ----                     -------

Suzanne I. Barth            47         President, Chief Executive Officer
                                       and Chief Financial Officer

     Suzanne I. Barth, age 47, is the Founder and sole Officer and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 20 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry. For the past 81/2years, she has been the sole Shareholder, Director and Officer of E.A.B Technical Services Co., Inc., an Ohio Corporation, located in Canton, Ohio that is involved in the concrete leveling industry.

TERM OF OFFICE:

     The Directors of CLS are appointed for a period of one year or until such time as their replacements have been elected by the Shareholders. The Officers of the Corporation are appointed by the Board of Directors and hold office until they are removed by the Board.

SIGNIFICANT EMPLOYEES:

     CLS at this time has one significant employee. All work performed on behalf of the Corporation, at this time, is performed, by Mrs. Suzanne I. Barth, who receives a management fee of $2,500 per month. This management fee became effective on January 1, 2009. Prior to that time, Mrs. Barth received a management fee of $1,000 per month. She will continue to work, at this amount, until such time as the Corporation commences to receive revenue from sales of its product. At such time as the Corporation commences to receive revenues, Mrs. Barth's management fee will be re-evaluated by the Board of Directors. At the present time, work is being performed for the Corporation, on an unpaid basis by Mr. Edward A. Barth. Mr. Barth is involved in the ordering of components for the service units and the supervision of the fabrication of the service units. All fabrication work to be performed and marketing services will be performed on an independent contracting basis with outside companies. The Corporation does not contemplate hiring any employees until such time as revenues from the business can justify hiring an employee on a full time basis.

ITEM 11. EXECUTIVE COMPENSATION

     The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of CLS by any person for all services rendered in any capacity to CLS for the present fiscal year.

                                                   Other                     Securities
Name and                                           Annual      Restricted    Underlying               All Other
Principal                                          Compen-        Stock       Options/      LTIP       Compen-
Position           Year     Salary($)    Bonus    sation($)    Award(s)($)     SARs($)    Payouts($)   sation($)
--------           ----     ---------    -----    ---------    -----------     -------    ----------   ---------
Suzanne I. Barth,  2008    $ 7,000.00     0.00       0.00          0.00          0.00        0.00         0.00
President, CEO     2009    $22,500.00     0.00       0.00          0.00          0.00        0.00         0.00

     The company has been unable to pay Mrs. Barth for her services and her management fee has been accrued. In April, 2009, pursuant to an action of the Board, Mrs. Barth agreed to capitalize the accrued management fee owed to her through March 31, 2009. Mrs. Barth received 141,667 shares of the Company's $0.001 par value common stock, valued at $0.12 per share, in exchange for the $17,000 of accrued and unpaid salary. On July 31, 2009, pursuant to actions of the Board, Mrs. Barth capitalized an additional $7,500 in accrued and unpaid wages and received an additional 62,500 shares of its $0.001 par value common stock, valued at $0.12 per share. All of the shares issued are considered restricted shares.

     The company currently has one director, Mrs. Suzanne I. Barth who is serving as Director without compensation.

     The Corporation does not have a written employment agreement or consulting agreement with Mrs. Suzanne I. Barth, the Corporation's President, CEO, COO and Director. Mrs. Barth provides services to CLS on a part-time basis and receives a management fee of $2,500 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of July 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                 Amount of
                     Name and address            beneficial          Percent of
Class of Stock      of beneficial owner          ownership             class
--------------      -------------------          ---------             -----

Common stock      Suzanne I. Barth              2,689,584              55.5%
                  Director, President and
                  Chief Executive Officer
                  5046 East Boulevard NW
                  Canton, OH 44718

Common stock      Charlene A. Barth               470,000               9.7%
                  5020 East Boulevard NW
                  Canton, OH 44718

Common stock      Larry E. Williams               250,000              5.16%
                  2129 Market Ave. N
                  Canton, OH 44714

Common stock      Glenn Silverhart                250,000              5.16%
                  5680 Wiclif Dr. NE
                  North Canton, OH 44721

Common stock      John A. Williams                250,000              5.16%
                  17421 Schenely Ave.
                  Cleveland, Ohio  44119

     Common stock: All Officers and Directors as a group that consist of one person aiming directly 2,554,167 shares and with 135,417 shares of beneficial ownership, equaling 55.5% of the outstanding shares of common stock.

     The percent of class is based on 4,842,918 shares of common stock issued and outstanding as of July 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     Mrs. Suzanne I. Barth is the sole promoter of CLS, further, she currently holds a control position in the business, owning a total of 55.5% of the outstanding common stock, both directly and beneficially. Mrs. Barth is to receive no additional compensation from CLS with regard to her efforts in selling the new common shares sold during the past fiscal year.

     There are no related party transactions required to be disclosed that took place during the past fiscal year.

     At the present time there are no independent directors of the Company. The Shareholder of the Company recognizes the need to have an independent director to review various matters. Further, the Company has no audit or compensation committee. All matters are currently reviewed by the Sole Director of the Company, Mrs. Suzanne I. Barth, who is not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a list of the principal accountant fees and services for the past year.

     A.  Audit Fees                    $16,420

     B.  Audit-Related Fees            $     0

     C.  Tax Fees                      $   760

     D.  Other Fees                    $     0

     All of the above auditor's fees were approved by the Sole Director of the Company. The Company has no audit committee and the sole member of the Board of Directors evaluates and approves all accountant fees.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     A.   Financial Statements. 2008 audited financial statements

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

                                  Date: October 29, 2009

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

                                  Date: October 29, 2009