Form 10-Q
period 2009-10-31
Concrete Leveling Systems Inc
filed 2009-12-15
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,842,918

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                       October 31, 2009 and July 31, 2009

                                                          October 31           July 31
                                                         (Unaudited)          (Audited)
                                                          ---------           ---------
ASSETS

CURRENT ASSETS
  Cash in bank                                            $     788           $     530
  Note receivable                                             6,374                  --
  Prepaid expense                                                38                  75
  Inventory                                                  13,724              29,612
                                                          ---------           ---------
      Total Current Assets                                   20,924              30,217
                                                          ---------           ---------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                   1,900               1,900
  Less: Accumulated depreciation                               (907)               (749)
                                                          ---------           ---------
      Total Property, Plant and Equipment                       993               1,151
                                                          ---------           ---------
OTHER ASSETS
  Note receivable                                            13,692                  --
  Deposits                                                       10                  10
                                                          ---------           ---------
                                                             13,702                  10
                                                          ---------           ---------

      TOTAL ASSETS                                        $  35,619           $  31,378
                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                        $  38,602           $  29,332
  Notes payable                                               4,500                  --
  Other accrued expenses                                      9,729               8,864
                                                          ---------           ---------
      Total Current Liabilites                               52,831              38,196
                                                          ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   4,842,918 shares issued and outstanding at
   October 31, 2009 and July 31, 2009                         4,843               4,843
  Additional paid-in capital                                124,907             124,907
  (Deficit) accumulated during development stage           (146,962)           (136,568)
                                                          ---------           ---------
      Total Stockholders' Equity (Deficit)                  (17,212)             (6,818)
                                                          ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $  35,619           $  31,378
                                                          =========           =========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                            Statements of Operations
              For the Three Months Ended October 31, 2009 and 2008
                                   (Unaudited)

                                                           2009                 2008
                                                        ----------           ----------
Equipment sales                                         $   45,000           $       --
Equipment rental                                                --                1,062
                                                        ----------           ----------
                                                            45,000                1,062
                                                        ----------           ----------

Cost of Sales                                               26,543                  300
                                                        ----------           ----------

Gross Margin                                                18,457                  762
                                                        ----------           ----------
EXPENSES
  Selling, general & administration                         28,509               19,979
  Depreciation & amortization                                  158                  158
                                                        ----------           ----------
      Total Expenses                                        28,667               20,137
                                                        ----------           ----------

(Loss) from Operations                                     (10,210)             (19,375)

OTHER (EXPENSE)
  Interest income                                               66                   --
  Interest expense                                            (250)                (201)
                                                        ----------           ----------
      Total Other (Expense)                                   (184)                (201)
                                                        ----------           ----------

Net (Loss) Before Income Taxes                             (10,394)             (19,576)

Provision for Income Taxes                                      --                   --
                                                        ----------           ----------

Net (Loss)                                              $  (10,394)          $  (19,576)
                                                        ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)          $    (0.00)
                                                        ==========           ==========
Weighted average number of common
 shares outstanding - basic and fully diluted            4,842,918            4,375,000
                                                        ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
              For the Three Months Ended October 31, 2009 and 2008
                                   (Unaudited)

                                                              2009               2008
                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                $(10,394)          $(19,576)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                               158                158
     (Increase) Decrease in accounts receivable              (20,066)                69
     Decrease (Increase) in inventory                         15,888               (155)
     (Increase) Decrease in prepaid expenses                      38              2,337
     (Increase) Decrease in deposits                              --                 --
     Increase (Decrease) in accounts payable                   9,270             11,475
     Increase (Decrease) in notes payable                      4,500                 --
     Increase (Decrease) in other accrued expenses               864                 --
                                                            --------           --------
Net cash from (used by) operating activities                     258             (5,692)
                                                            --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                           --             (1,200)
                                                            --------           --------
Net cash (used by) investing activities                           --             (1,200)
                                                            --------           --------

Net Increase (decrease) in cash                                  258             (6,892)
Cash and equivalents - beginning                                 530              8,204
                                                            --------           --------
Cash and equivalents - ending                               $    788           $  1,312
                                                            ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                  $    250           $    201
                                                            ========           ========
  Income Taxes                                              $     --           $     --
                                                            ========           ========

Non-Cash Financing Activities. During October 2009, the Company converted $20,000 of accounts receivable into a note receivable from the customer.


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                October 31, 2009


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10?Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2008.

NOTE B - DEVELOPMENT STAGE IN PRIOR PERIODS

Concrete Leveling Systems, Inc. was incorporated on August 27, 2007 in Nevada and was in the development stage through July 31, 2009. The fiscal year ending July 31, 2010 is the first year during which the Company is considered an operating company and is no longer in the development stage.

NOTE C - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $10,394 for the three months ended October 31, 2009, and has incurred substantial net losses since its inception. At October 31, 2009, current liabilities exceed current assets by $31,907. These factors raise substantial doubt about the Company's ability to continue as a going concern.The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. (CLS) has changed its designation from a developmental stage company to an operating company for the three months ending October 31, 2009 and has received revenues of $45,000 during that period from the sales of its concrete leveling service units. Prior to this quarter, CLS has received negligible revenues from sales since its inception.

     As of October 31, 2009, CLS has cash assets of $788 and outstanding notes receivable of $20,066. The inventory of the Company is $13,724. Effective January 29, 2008, CLS registered 725,000 shares of its $.001 common stock, along with shares previously sold in a private offering. The Company sold 125,334 shares through this offering. The offering is now closed.

     Since receiving funds through its original private offering and subsequent public offering, CLS has obtained parts for the used concrete leveling service unit it currently owns, plus parts necessary to build two additional concrete leveling service units. At present, CLS has a pending contract for the used concrete leveling service unit and it is currently in the field with a purchaser. It is currently not known whether the prospective purchaser has sufficient capital to purchase the unit and the unit may be returned to the Company in the near future. However, during the three months ending October 31, 2009, the Company completed the sale of its first new service unit. The service unit has been delivered and is currently in operation. The Company also has utilized capital contributed to the Company for purposes of fabricating a second service unit, but will not complete the fabrication until such time as it is received to confirm sale for the service unit.

     The Company anticipates the commencement of its spring advertising campaign in late January. As the result of past marketing efforts, CLS has identified certain targeted areas within the United States in which to concentrate its marketing. All marketing will be conducted by Stark Concrete Leveling, Inc., the exclusive distributor for the CLS service unit. This arrangement, which became effective July 31, 2009 established Stark Concrete Leveling, Inc. as the exclusive distributor for the CLS service unit. Stark Concrete Leveling, Inc. ("Stark") is owned and operated by Mr. Edward A. Barth, husband of Mrs. Suzanne
I. Barth, the Company's President and a Director. Under the terms of the Marketing Agreement, Stark will receive a commission equal to 30% of the sales price of any units sold. Stark will be responsible for all costs of marketing, advertising and the training of buyer's agents, and the use of the units.

     The shares of CLS are not currently publicly traded. Management of the Company contemplates seeking to have the Company's shares traded on the over the counter bulletin board.

     Over the three months ending October 31, 2009, CLS has sustained operating losses in the amount of $10,394. The majority of the losses are the result of costs incurred for legal and accounting fees during the last quarter. As of October 31, 2009, CLS has total liabilities of $52,831.

     After the end of this reporting period, the Board of Directors passed a resolution to increase the number on the Board of Directors to two and has elected Mr. Eugene H. Swearingen to serve as Director of the Company, until the Company's next annual meeting. In addition, Mrs. Suzanne I. Barth has resigned as Secretary of the Company and Mr. Eugene H. Swearingen has been elected to replace her as the Company's Secretary.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. CLS has identified a known demand for additional liquidity. As a start up company, additional liquidity is necessary for it to purchase the components necessary to assemble its concrete leveling service unit packages. During the next quarter, CLS will be increasing its efforts to sell its used unit and to sell the new service unit which it has partially completed. It will utilize the proceeds from this sale to complete additional units and increase its marketing efforts. At the present time, the company does not anticipate a need to raise capital through a new offering.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending October 31, 2009 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the three months ending October 31, 2009, CLS has sold its first new concrete leveling service unit. The unit was delivered and paid for during this quarter. In addition, CLS believed it had a firm sale for its used concrete leveling service unit package, however, at present, it is uncertain whether the buyer can produce the financing required to purchase the unit. This unit may be returned to CLS and CLS will attempt to resell the unit as quickly as possible.

ITEM 4 - CONTROLS AND PROCEDURES

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no unregistered sales of equity securities during this reporting period.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     There are no defaults upon any senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There are no submissions of matters to a vote of security holders. However, Shareholders have been advised of the scheduled annual meeting of Shareholders which shall occur on December 21, 2009.

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: December 15, 2009         By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer


Date: December 15, 2009         By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Executive Officer