Form 10-Q
period 2010-01-31
Concrete Leveling Systems Inc
filed 2010-03-16
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,030,418

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                       January 31, 2010 and July 31, 2009

                                                                     1/31/2010           7/31/2009
                                                                     ---------           ---------
ASSETS

Current Assets
  Cash in bank                                                       $     944           $     530
  Accounts receivable                                                       --                  --
  Notes receivable                                                       6,369                  --
  Prepaid expense                                                           --                  75
  Inventory                                                             14,208              29,612
                                                                     ---------           ---------
      Total Current Assets                                              21,521              30,217
                                                                     ---------           ---------
Property, Plant and Equipment
  Equipment                                                              1,900               1,900

Less: Accumulated depreciation                                          (1,066)               (749)
                                                                     ---------           ---------
      Total Property, Plant and Equipment                                  834               1,151
                                                                     ---------           ---------
Other Assets
  Notes Receivable                                                      12,064                  --
  Deposits                                                                  10                  10
                                                                     ---------           ---------
                                                                        12,074                  10

      TOTAL ASSETS                                                   $  34,429           $  31,378
                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                   $  40,034           $  29,332
  Notes payable                                                          7,000                  --
  Other accrued expenses                                                 9,522               8,864
                                                                     ---------           ---------
      Total Current Liabilites                                          56,556              38,196
                                                                     ---------           ---------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   5,030,418 and 4,842,918 shares issued and outstanding at
   Jan 31, 2010 and Oct 31, 2009 respectively                            5,030               4,843
  Additional paid-in capital                                           147,220             124,907
  Stock subscriptions payable
  Retained (deficit)                                                  (174,377)           (136,568)
                                                                     ---------           ---------
       Total Stockholders' Equity (Deficit)                            (22,127)             (6,818)
                                                                     ---------           ---------

       TOTAL LIABILITIES &  STOCKHOLDERS' EQUITY                     $  34,429           $  31,378
                                                                     =========           =========

                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Six Months Ended January 31, 2010

                                                          3 Months              6 Months
                                                           Ended                 Ended
                                                        Jan 31, 2010          Jan 31, 2010
                                                        ------------          ------------
Equipment sales                                         $        --           $    45,000
Equipment rental                                                 --                    --
                                                        -----------           -----------
                                                                 --                45,000
                                                        -----------           -----------

Cost of Sales                                                    --                26,543
                                                        -----------           -----------

Gross Margin                                                     --                18,457
                                                        -----------           -----------

Expenses
  General & administration                                   27,073                55,583
  Depreciation & amortization                                   158                   317
                                                        -----------           -----------
 Total Expenses                                              27,231                55,900
                                                        -----------           -----------

(Loss) from Operations                                      (27,231)              (37,443)

Other (Expense)
  Interest Income (Expense)                                    (182)                 (366)
                                                        -----------           -----------
Total Other (Expense)                                          (182)                 (366)
                                                        -----------           -----------

Net (Loss) Before Income Taxes                              (27,413)              (37,809)

Provision for Income Taxes                                       --                    --
                                                        -----------           -----------

Net (Loss)                                              $   (27,413)          $   (37,809)
                                                        ===========           ===========

Net (Loss) per Share - Basic and Fully Diluted          $     (0.01)          $     (0.01)
                                                        ===========           ===========
Weighted average number of common shares
 outstanding - basic and fully diluted                    4,849,032             4,845,975
                                                        ===========           ===========


                       See notes to financial statements.

                     Concrete Leveling Systems Inc.
                          Statements of Income
               For the Three and Six Months Ended January 31, 2009

                                                          3 Months              6 Months
                                                           Ended                 Ended
                                                        Jan 31, 2009          Jan 31, 2009
                                                        ------------          ------------
Equipment sales                                         $        --           $        --
Equipment rental                                                209                 1,271
                                                        -----------           -----------
                                                                209                 1,271
                                                        -----------           -----------

Cost of Sales                                                    --                    --
                                                        -----------           -----------

Gross Margin                                                    209                 1,271
                                                        -----------           -----------
Expenses
  General & administration                                   14,097                34,376
  Depreciation & amortization                                   158                   316
                                                        -----------           -----------
 Total Expenses                                              14,255                34,692
                                                        -----------           -----------

(Loss) from Operations                                      (14,046)              (33,421)

Other (Expense)
  Interest Income (Expense)                                    (137)                 (338)
                                                        -----------           -----------
Total Other (Expense)                                          (137)                 (338)
                                                        -----------           -----------

Net (Loss) Before Income Taxes                              (14,183)              (33,759)

Provision for Income Taxes                                       --                    --
                                                        -----------           -----------

Net (Loss)                                              $   (14,183)          $   (33,759)
                                                        ===========           ===========

Net (Loss) per Share - Basic and Fully Diluted          $     (0.00)          $     (0.01)
                                                        ===========           ===========

Weighted average number of common shares
 outstanding - basic and fully diluted                    4,428,334             4,408,516
                                                        ===========           ===========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
               For the Six Months Ended January 31, 2010, and 2009

                                                            Jan 31, 2010       Jan 31, 2009
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $(37,809)          $(33,759)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                                316                316
     (Increase) Decrease in accounts receivable               (20,066)               218
     Decrease (Increase) in inventory                          15,404               (154)
     (Increase) Decrease in prepaid expenses                       75              3,174
     (Increase) Decrease in deposits
     Increase (Decrease) in accounts payable                   33,202             24,202
     Increase (Decrease) in other accrued expenses                658               (342)
                                                             --------           --------
Net cash (used by) operating activities                        (8,220)            (6,345)
                                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                            --             (1,200)
                                                             --------           --------
Net cash (used by) investing activities                            --             (1,200)
                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                   7,000                 --
  Payments received on notes receivable                         1,634                 --
                                                             --------           --------
Net cash provided by financing activities                       8,634                 --
                                                             --------           --------

Net Increase (decrease) in cash                                   414             (7,545)
Cash and equivalents - beginning                                  530              8,203
                                                             --------           --------
Cash and equivalents - ending                                $    944           $    658
                                                             ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $    255           $    196
                                                             ========           ========
  Income Taxes                                               $     --           $     --
                                                             ========           ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

During October, 2009, the Company converted $20,000 of accounts receivable into a note receivable from the customer.

On January 29, 2010, two stockholders of the Company exchanged accrued rents and management fees totaling $22,500 for 187,500 shares of the Company's common stock.


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                January 31, 2010


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2009.

NOTE B - DEVELOPMENT STAGE IN PRIOR PERIODS

Concrete Leveling Systems, Inc. was incorporated on August 27, 2007 in Nevada and was in the development stage through July 31, 2009. The fiscal year ending July 31, 2010 is the first year during which the Company is considered an operating company and is no longer in the development stage.

NOTE C - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $27,413 for the three months ended January 31, 2010, and has incurred substantial net losses since its inception. At January 31, 2010, current liabilities exceed current assets by $35,035. These factors raise substantial doubt about the Company's ability to continue as a going concern.The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. (CLS) became an operating company in the prior calendar quarter, having received revenues of $45,000 from the sale of a new concrete leveling service unit. This is the first sale of the new unit by the Company which has previously been in its developmental stages.

     As of January 31, 2010, CLS has cash assets of $944 and outstanding notes receivable from the sale of its first concrete leveling service unit in the amount of $18,433. The Company is currently carrying an inventory valued at $14,208. This inventory comprises a partially completed new service unit and a used service unit, mounted on a truck which is being carried at a value of $1 on the Company's balance sheet.

     During its developmental stage, the Company obtained capital through a private offering and a subsequent public offering which is now closed. The funds generated through the two offerings enabled the Company to retrofit the used concrete leveling service unit which is currently in inventory, and to purchase parts to build two additional concrete leveling service units. In its last quarterly report, the Company disclosed a pending contract for the used concrete leveling service unit. Since that time, the Company has received a signed agreement to purchase the used unit for $35,000. Payment for the unit will be through an installment purchase, financed by the Company. The terms of the installment purchase provides for 48 monthly payments of $821.98 per month, commencing April 1, 2010.

     In January, 2010, a marketing campaign was instituted by the Company's agent. The major emphasis of the marketing campaign was a direct mailing to approximately 1,000 existing businesses in the concrete pumping industry. In November, 2009, the Company also launched a new website at www.clsfab.net. This website is intended to provide all of the necessary information to prospective purchasers, including pertinent contact information. Additionally, in order to expand the public awareness of the Company, it has started a Google ad campaign directed toward the mud jacking/slab jacking industry.

     Because the utilization of the Company's product is concentrated in the colder climate areas of the United States and Canada, there is very little activity in the industry during the winter months. With spring approaching, the Company is accelerating its marketing efforts in order to provide customers with new concrete leveling service units at the beginning of the new season. The marketing efforts on behalf of the Company have created two interested customers. At the present time, both customers are attempting to arrange the necessary financing to purchase new service units. All marketing on behalf of the Company is conducted by Stark Concrete Leveling, Inc., the exclusive distributor for the CLS service units. Stark Concrete Leveling, Inc. (Stark) is owned and operated by Mr. Edward A. Barth, husband of Suzanne I. Barth, the Company's President and a Director. Under the terms of the Marketing Agreement, Stark will receive a commission equal to 30% of the sales price of any unit sold. Stark is responsible for any costs of marketing, advertising, and the training of Buyer's agents in the use of the units.

     The shares of CLS are not currently publicly traded. During the past quarter, management has taken steps to secure trading of the Company's shares on the over the counter bulletin board. Management has been in contact with a market maker who has submitted a Form 15c2-11, which is currently being reviewed by FINRA. At present, the Company has responded to initial comments on the application made by FINRA.

     Over the three months ending January 31, 2010, CLS has sustained operating losses in the amount of $27,413. During its current fiscal year, commencing August 1, 2009, the Company has sustained losses of $37,809. A substantial amount of the losses result from costs incurred for legal and accounting fees during the respective periods.

     As of January 31, 2010, CLS has total current liabilities of $56,556. The majority of these liabilities relate to accrued administrative expenses.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of its first unit has created a small positive cash flow during the past quarter; however, the Company recognizes that unless additional sales are made, it will once again face negative cash flows in future quarters. At present, the Company is hopeful that current prospective purchasers are able to complete their financing. In the event this occurs, the cash flow from the two new units and the used unit which was recently sold will produce a minimal amount of liquidity to permit the Company to operate.

     The Company has arranged with fabricators to produce additional units with a one month turn around time. As such, the Company anticipates holding no more than one service unit of inventory at any time and, instead, ordering service units to be produced on an as ordered basis, thereby reducing the Company's need for liquidity. At the present time, the Company does not anticipate a need to raise capital through a new offering.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending January 31, 2010 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the three months ending January 31, 2010, CLS has had no new sales. However, the Company did not contemplate any new sales during the past quarter. The concrete leveling industry is concentrated in those areas of the United States and Canada where there are seasonal changes. Since operators of concrete leveling business are not receiving income in the winter months, they usually do not have the cash required to purchase new equipment. However, as expected, additional inquiries are being made of the Company regarding purchase of new service units, in anticipation of the commencement of a new season.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 29, 2010, the Company issued 187,500 shares of the Company's common stock through a private placement. 125,000 shares were issued to Mrs. Suzanne I. Barth, the Company's President, in exchange for accrued and unpaid management fees. The remaining 62,500 shares were issued to Mr. Edward A. Barth, in satisfaction of $7,500 of accrued rent owed to Mr. Barth.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     There are no defaults upon any senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of Shareholders of the Company was held on December 21, 2009. There were two matters submitted to the security holders for a vote. The first matter was the election of Directors. Mrs. Suzanne I. Barth and Mr. Eugene
H. Swearengin were elected as the Directors of the Company for a period of one year or until their successors are elected. The other matter brought before the Shareholders was the appointment of an independent auditor for the Company's fiscal year ending July 31, 2010. Shareholders approved a motion, appointing Hobe & Lucas Certified Public Accountants, Inc. to serve in the capacity of independent auditor for the Company.

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: March 16, 2010           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer


Date: March 16, 2010           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Executive Officer