Form 10-Q/A
period 2009-10-31
Concrete Leveling Systems Inc
filed 2010-04-02
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: April 2, 2010            By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer


Date: April 2, 2010            By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Executive Officer