Form 10-Q
period 2010-04-30
Concrete Leveling Systems Inc
filed 2010-06-16
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ___________ to ___________

                       Commission file number 000-53048


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,030,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                        April 30, 2010 and July 31, 2009

                                                                  4/30/2010           7/31/2009
                                                                  ---------           ---------
ASSETS

CURRENT ASSETS
  Cash in bank                                                    $  20,501           $     530
  Accounts receivable                                                   318                  --
  Notes receivable                                                   14,455                  --
  Prepaid expense                                                        --                  75
  Inventory                                                           9,751              29,612
                                                                  ---------           ---------
      Total Current Assets                                           45,025              30,217
                                                                  ---------           ---------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                           1,900               1,900
  Less: Accumulated depreciation                                     (1,224)               (749)
                                                                  ---------           ---------
      Total Property, Plant and Equipment                               676               1,151
                                                                  ---------           ---------
OTHER ASSETS
  Notes Receivable                                                   36,780                  --
  Deposits                                                               10                  10
                                                                  ---------           ---------
                                                                     36,790                  10
                                                                  ---------           ---------

      TOTAL ASSETS                                                $  82,491           $  31,378
                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                $  51,143           $  29,332
  Notes payable                                                      21,500                  --
  Deferred revenue                                                   17,500                  --
  Other accrued expenses                                             10,104               8,864
                                                                  ---------           ---------
      Total Current Liabilites                                      100,247              38,196
                                                                  ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   5,030,418 and 4,842,918 shares issued and outstanding
   at April 30, 2010 and July 31, 2009 respectively                   5,030               4,843
  Additional paid-in capital                                        147,220             124,907
  Retained (deficit)                                               (170,006)           (136,568)
                                                                  ---------           ---------
      Total Stockholders' Equity (Deficit)                          (17,756)             (6,818)
                                                                  ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)          $  82,491           $  31,378
                                                                  =========           =========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Nine Months Ended April 30, 2010

                                                       3 Months Ended        9 Months Ended
                                                          April 30,             April 30,
                                                            2010                  2010
                                                        -----------           -----------
Equipment sales                                         $    35,318           $    80,318
Equipment rental                                                 --                    --
                                                        -----------           -----------
                                                             35,318                80,318
                                                        -----------           -----------

Cost of Sales                                                 4,457                31,000
                                                        -----------           -----------

Gross Margin                                                 30,861                49,318
                                                        -----------           -----------
EXPENSES
  General & administration                                   26,136                81,717
  Depreciation & amortization                                   158                   475
                                                        -----------           -----------
      Total Expenses                                         26,294                82,192
                                                        -----------           -----------

Income (Loss) from Operations                                 4,567               (32,874)

OTHER (EXPENSE)
  Interest income                                               478                   736
  Interest expense                                             (674)               (1,298)
                                                        -----------           -----------
      Total Other (Expense)                                    (196)                 (562)
                                                        -----------           -----------

Net Income (Loss) Before Income Taxes                         4,371               (33,436)

Provision for Income Taxes                                       --                    --
                                                        -----------           -----------

Net Income (Loss)                                       $     4,371           $   (33,436)
                                                        ===========           ===========

Net (Loss) per Share - Basic and Fully Diluted          $      0.00           $     (0.01)
                                                        ===========           ===========

Weighted average number of common shares
 outstanding - basic and fully diluted                    5,030,418             4,906,105
                                                        ===========           ===========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Nine Months Ended April 30, 2009

                                                       3 Months Ended        9 Months Ended
                                                          April 30,             April 30,
                                                            2009                  2009
                                                        -----------           -----------
Equipment sales                                         $        --           $        --
Equipment rental                                                 --                 1,271
                                                        -----------           -----------
                                                                 --                 1,271
                                                        -----------           -----------
Cost of Sales
                                                        -----------           -----------

Gross Margin                                                     --                 1,271
                                                        -----------           -----------
EXPENSES
  General & administration                                   16,435                50,811
  Depreciation & amortization                                   158                   474
                                                        -----------           -----------
      Total Expenses                                         16,593                51,285
                                                        -----------           -----------

(Loss) from Operations                                      (16,593)              (50,014)

OTHER (EXPENSE)
  Interest income                                                --
  Interest expense                                             (176)                 (514)
                                                        -----------           -----------
      Total Other (Expense)                                    (176)                 (514)
                                                        -----------           -----------

Net (Loss) Before Income Taxes                              (16,769)              (50,528)

Provision for Income Taxes                                       --                    --
                                                        -----------           -----------

Net (Loss)                                              $   (16,769)          $   (50,528)
                                                        ===========           ===========

Net (Loss) per Share - Basic and Fully Diluted          $     (0.00)          $     (0.01)
                                                        ===========           ===========

Weighted average number of common shares
 outstanding - basic and fully diluted                    4,517,108             4,444,048
                                                        ===========           ===========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended April 30, 2010 and 2009

                                                                  April 30,          April 30,
                                                                    2010               2009
                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(33,436)          $(50,528)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                     475                474
     (Increase) Decrease in accounts receivable                    (55,384)               218
     Decrease (Increase) in inventory                               19,861             (1,221)
     Decrease in prepaid expenses                                       75              3,211
     Increase (Decrease) in accounts payable                        44,311             39,109
     Increase in deferred revenue                                   17,500                 --
     Increase (Decrease) in other accrued expenses                   1,267                769
                                                                  --------           --------
Net cash (used by) operating activities                             (5,331)            (7,968)
                                                                  --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                 --             (1,200)
  Payments received on notes receivable                              3,802                 --
                                                                  --------           --------
Net cash provided by (used by) investing activities                  3,802             (1,200)
                                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                       21,500                 --
  Proceeds from issuance of stock                                       --              1,200
                                                                  --------           --------
Net cash provided by financing activities                           21,500              1,200
                                                                  --------           --------

Net Increase (decrease) in cash                                     19,971             (7,968)
Cash and equivalents - beginning                                       530              8,203
                                                                  --------           --------

Cash and equivalents - ending                                     $ 20,501           $    235
                                                                  ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                        $    398           $    514
                                                                  ========           ========
  Income Taxes                                                    $     --           $     --
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

During February 2010, the Company converted $35,000 of accounts receivable into a note receivable from the customer.


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                 April 30, 2010


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

NOTE C - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $33,436 for the nine months ended April 30, 2010, and has incurred substantial net losses since its inception. At April 30, 2010, current liabilities exceed current assets by $55,222. These factors raise substantial doubt about the Company's ability to continue as a going concern.The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in the first calendar quarter, having received revenues of $45,000 from the sale of a new concrete leveling service unit. This is the first sale of the new unit by the Company which has previously been in its developmental stages.

     As of April 30, 2010, CLS has cash assets of $20,501 and outstanding notes receivable from the sale of its first concrete leveling service unit in the amount of $51,235. The Company is currently carrying an inventory valued at $9,751.

     During its developmental stage, the Company obtained capital through a private offering and a subsequent public offering which is now closed. The funds generated through the two offerings enabled the Company to retrofit the used concrete leveling service unit which was sold during this quarter, and to purchase parts to build two additional concrete leveling service units. The Company has commenced receiving monthly payments of $821.98 from the self-financed sale of the used concrete leveling service unit. In addition, on the last day of the quarter, the Company received a contract for the sale of the remaining new concrete leveling service unit. The contract provides for a sale price of $35,000. The Company received a cash down payment of 50% and has agreed to finance the other 50% through an Installment Promissory Note, with the first payment due August 1, 2010.

     In January, 2010, a marketing campaign was instituted by the Company's agent. The major emphasis of the marketing campaign was a direct mailing to approximately 1,000 existing businesses in the concrete pumping industry. In November, 2009, the Company also launched a new website at www.clsfab.net. This website is intended to provide all of the necessary information to prospective purchasers, including pertinent contact information. Additionally, in order to expand the public awareness of the Company, it has started a Google ad campaign directed toward the mud jacking/slab jacking industry. In addition to its direct mailing campaign, the Company has also instituted a telephone marketing campaign, contacting companies in the concrete industry and advising them of the opportunity to expand its business by offering concrete leveling to the public.

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

     The shares of CLS are not currently publicly traded. CLS has received clearance from FINRA to be quoted on the over the counter bulletin board. In order to obtain clearance from FINRA, CLS was required to reclassify the Company as a shell company, as defined in Rule 12b-2 of the Exchange Act of 1934, based upon CLS's October, 2009 financials. Management now believes it is no longer a shell company, due to recording sales of its product during the past three calendar quarters. Based upon the Company's position that it should now be classified as an operating company, it intends to file a Form 8-K in the near future, declaring that it is no longer a shell company as defined in Rule 12b-2 of the Exchange Act. FINRA has assigned CLS our trading symbol of CLEV. The Company is now waiting for clearance from DTC to allow our shares to be cleared electronically. Management believes that with the Company's current sales, CLS will be eligible for DTC clearance is the near future.

     Over the three months ending April 30, 2010, CLS has recorded its first quarterly operating profit in the amount of $4,371. During its current fiscal year, commencing August 1, 2009, the Company has sustained losses of $33,436. A substantial amount of the losses result from costs incurred for legal and accounting fees during the respective periods.

     As of April 30, 2010, CLS has total current liabilities of $100,247. The majority of these current liabilities represent accounts payable and other accrued expenses. In addition, the current liabilities contain deferred revenue of $17,500. This amount represents the down payment received for the Company's new concrete leveling service unit that was sold on the last day of the calendar quarter, but not delivered until this quarter.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of two new concrete leveling units and the used concrete leveling unit owned by the Company has created a small positive cash flow for the nine months ended April 30, 2010. The Company recognizes that it must continue to make sales or it will once again face negative cash flows as previously experienced. For the short term, the Company will be receiving monthly payment from the self finance sales that took place in the past two calendar quarters. It is not anticipated the amount received from these installment payments will be sufficient to meet operating expenses of the Company.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending April 30, 2010 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the three months ending April 30, 2010, CLS sold one new concrete leveling service unit on the last day of the quarter for $35,000. At the present time, the Company's continuing marketing efforts has not resulted in any additional sales prospects. Although the Company has generated considerable interest in its units, purchasers are finding it difficult to obtain financing to purchase the units. Management of the Company believes that the demand for its product is there, however, until the economy rebounds and credit is more readily available, sales of its concrete leveling units will remain at a low level.

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

     No matters were submitted to a vote of security holder during the past quarter.

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: June 15, 2010            By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer


Date: June 15, 2010            By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Executive Officer