Form 10-K
period 2010-07-31
Concrete Leveling Systems Inc
filed 2010-09-23
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $425,667. This value is based upon the price at which the common equity was last sold.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

5,136,668 $0.001 par value common shares

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Form SB-2 with exhibits filed January 16, 2008.

                                TABLE OF CONTENTS

Number                       Item in Form 10-K                          Page No.
------                       -----------------                          --------

1       Business                                                            3

2       Properties                                                          4

3       Legal Proceedings                                                   4

5       Market for Registrant's Common Equity, Related Stock holder
        Matters and Issuer Purchases of Equity Securities                   4

7       Management's Discussion and Analysis of Financial Condition and
        Results of Operation                                                5

8       Financial Statements and Supplementary Data                         7

9       Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                               16

9A      Controls and Procedures                                            16

9B      Other Information                                                  16

10      Directors and Executive Officers of the Registrant                 17

11      Executive Compensation                                             18

12      Security Ownership of Certain Beneficial Owners and Management
        and Related Stockholder Matters                                    19

13      Certain Relationships and Related Transactions, and Director
        Independence                                                       20

14      Principal Accountant Fees and Services                             20

15      Exhibits and Financial Statement Schedules                         21

        Signatures                                                         21

                                     PART I

ITEM 1. BUSINESS

     Concrete Leveling Services, Inc. "CLS" was incorporated on August 28, 2007 in the State of Nevada. The Company's principal offices are located at 5046 East Boulevard Northwest, Canton, Ohio 44718. In Ohio, the Company does business under the trade name of CLS Fabricating, Inc. Its telephone number is (330) 966-8120. CLS has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, CLS has made no significant purchases that would create a future liability for the company. It has not sold any assets nor has it been involved in any mergers, acquisitions or consolidations.

     CLS is an operating company that fabricates and markets a concrete leveling service unit utilized in the concrete leveling industry. This unit secures to the back of a truck and consists of a mixing device to mix lime with water and a pumping device capable of pumping the mixture under pressure into pre-drilled holes in order to raise the level of any flat concrete surface.

     There are other concrete leveling service units of a similar nature, currently being manufactured in the United States. Although CLS believes that the design changes it has made to the units create a superior unit and, therefore, competitive in the market, CLS recognizes that there is a limited market for these units and there are existing manufacturers in the market that have more experience in the marketing of these units. CLS management has, however, been directly involved in the concrete leveling business for the past 10 years and, therefore, has direct knowledge as to the operations of the concrete leveling service unit, as well as the variety of applications to which is can be used.

     Effective July 31, 2009, the Company entered into a Marketing Agreement with Stark Concrete Leveling, Inc. to become the exclusive distributor for the CLS service unit. Stark Concrete Leveling, Inc. ("Stark") is owned and operated by Mr. Edward A. Barth. Mr. Barth was recently elected President of CLS. Under the terms of the Marketing Agreement, Stark will receive a commission equal to 30% of the sales price of any unit sold. Stark is responsible for all costs of marketing, advertising, and the training of buyer's agent in the use of the units. Stark intends to continue to market the service unit through newspaper advertising, concentrating on markets where the need for concrete leveling services is very high, but at present, there is very limited competition for such services. Stark has also promoted the service units through direct mailing in limited areas within the state of Washington, which the Company believes has a large potential for concrete leveling services.

     The majority of the components of the concrete leveling service units are readily available from several manufacturers, as stock items. The Company has negotiated with the manufacturers of key components to be classified as an OEM manufacturer, thus receiving a reduced cost for its components. Certain items require custom fabrication. The Company has identified a metal fabricator who can specially fabricate the components to the Company's specifications. The Company recently contracted with the fabricator to manufacture an updated complete unit including the material hopper. At present, the Company has completed the fabrication of two new service units and the retro fitting of an existing use service unit. All of these units have been sold. Competitive fabricators are available within the Company's geographic area, should it become necessary to seek another fabricator.

     None of the components utilized in fabricating the concrete leveling units are subject to patents, trademarks, licenses, franchises or other royalty agreements. In addition, there is no need for any governmental approval for the manufacturer or sale of the concrete leveling service units. The Company is unaware of any cost or effects resulting from required compliance with any federal, state or local environmental laws.

     CLS has two full time employees, Mrs. Suzanne I. Barth (the majority shareholder, a director and the Company's CEO) and, effective September 22, 2010, Mr. Edward A. Barth, the Company's newly elected President. Mrs. Barth receives a management fee of $2,500 per month, and Mr. Barth will receive a management fee of $2,000 per month commencing September 22, 2010. All other services required by the Corporation are performed by independent contractors under the direction of Mr. and Mrs. Barth.

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

ITEM 3. LEGAL PROCEEDINGS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION ON COMMON STOCK. The Company's stock commenced trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol CLEV on June 25, 2010. Since it commenced trading, the Company's common shares have sold for a high of $1.10 per share and a low of $0.20 per share. There have been no dividends issued by the Company. The volume of shares sold since trading began has been very small. To the best of the Company's knowledge, all trades have involved actual sales and not inter-broker transactions. As of the end of the Company's fiscal year, there are approximately 29 holders of CLS's common shares.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. At present, the Company has not set aside any securities for the purpose of providing compensation to any of the Company's employees. Although no plan exists, the Board of Directors have issued common shares to the Company's officers in satisfaction of salary and rental obligations of the Company. All such shares were issued at the share's fair market value on the date of transfer. Details of the transactions appear below.

     RECENT SALE OF EQUITY SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT. During the Company's fiscal year, it issued a total of 200,000 shares of its $0.001 par value common stock to Mrs. Suzanne I. Barth, in satisfaction of the accrued fees owed by the Company to Mrs. Barth. 125,000 of the common shares were issued at the rate of $0.12 per share on January 28, 2010 and 75,000 shares were issued at $0.20 per share on July 26, 2010. In addition, the Company issued 93,750 shares of its $0.001 par value common stock to Mr. Edward A. Barth in satisfaction of rents accrued during the year. Mr. Barth received 62,500 shares effective January 28, 2010, valued at $0.12 per share. Mr. Barth received an additional 31,250 shares on July 26, 2010 valued at $0.20 per share. All of these shares were issued pursuant to Section 4(2) of the Securities Act of 1933. All of those shares are restricted securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THE PURPOSE OF THIS DISCUSSION AND ANALYSIS IS TO ENHANCE THE UNDERSTANDING AND EVALUATION OF THE RESULTS OF OPERATIONS, FINANCIAL POSITIONS, CASH FLOWS, INDEBTEDNESS AND OTHER KEY FINANCIAL INFORMATION OF CLS FOR THE FISCAL YEARS 2010 AND 2009. FOR A MORE COMPLETE UNDERSTANDING OF THIS DISCUSSION PLEASE READ THE NOTES TO FINANCIAL STATEMENTS INCLUDING IN THIS REPORT.

     LIQUIDITY AND CAPITAL RESOURCES. The Company foresees a need for liquidity over the next twelve months. The Company is of the opinion that funds being received from installment sales of its service units will provide a certain level of cash flow, however, in order to fabricate an improved 2011 model service unit, the Company has found it necessary to borrow funds to purchase the components.

     Management believes that sufficient interest has been shown in the service unit to justify fabrication of one service unit to place in inventory. It is the Company's practice to require a fifty percent (50%) down payment on all purchase orders, therefore, should additional units be ordered, the Company will receive sufficient liquidity from the down payment to fabricate the service unit for the customer. At present, Management does not anticipate the need for any significant capital expenditures during the next 12 months. All fabrication for the service units are performed by outside contractors. Final assembly will be completed at the Company's facility by Company employees. However, these tasks will not require additional capital expenditures.

     RESULTS OF OPERATIONS. CLS became an operating company during its last fiscal year. It successfully sold service units during the last three quarters of the fiscal year. The total sales for the two new concrete leveling service units and a used servicing unit with a truck amounted to $115,661. The Company received cash of $25,000 toward the sale of the first new servicing unit and received $17,500 cash toward the sale of the second new servicing unit. It is financing the balance of the purchase price through an Installment Promissory Note, bearing interest at the rate of 6% per annum. The used service unit was sold through an Installment Promissory Note, bearing interest at the rate of 6% per annum. Management is encouraged with the recent sale of these units and the positive feedback that its customers have received in utilizing the units. In addition to the prospect of additional sales within the region that it sold its servicing units, management is also encouraged with the knowledge that it can now produce the unit at a reduced cost, due to the fact that it has been recognized as an OEM manufacturer by the manufacturer of the purchased components thus enabling the Company to purchase these components at a reduced rate. Since CLS had no sales prior to the current fiscal year, it is unable to make any meaningful comparison as to results of operations between the two years. CLS has received a very positive response to its product. Several potential buyers have expressed an interest in purchasing a service unit. However, tight credit markets have delayed several sales.

     During the fiscal year ending July 31, 2009, management changed its position with regard to the marketing and sales of the concrete leveling service units. Instead of bearing the cost of marketing the units and the cost of training the purchasers with regard to the operation of the units, management has contracted with Stark Concrete Leveling, Inc. ("Stark") to become its exclusive distributor. Stark is owned by Mr. Edward A. Barth, the Company's newly elected President. It is through Mr. Barth's effort that both of the companies' recent sales were secured. Under the terms of the Distribution Agreement, Stark is responsible for the cost of all marketing and advertising of the concrete leveling service units. In addition, it is responsible for the onsite training for the purchasers in the operation of the service units. In exchange for assuming these obligations and duties, Stark shall receive a commission of 30% of the sales price of each unit.

     Management is of the belief that the current slow down in the housing market and increased costs of raw materials will create an expanding market for concrete leveling services. The recent sales of the Company's concrete leveling service unit has created a positive feedback from the purchasers. For the short time that the servicing units have been in operation, the purchasers have recognized the market for such services in their area and immediately commence to receive revenues. The Company is of the belief that the successful sales and potential referrals or additional purchases from its current purchasers will expand the Company's sales into the first and second calendar quarter of 2011. The Company currently plans to produce and sell up to six additional concrete leveling servicing units during the next fiscal year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          LETTERHEAD OF HOBE & LUCAS CERTIFIED PUBLIC ACCOUNTANTS, INC.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Concrete Leveling Systems, Inc.
Canton, Ohio

We have audited the balance sheets of Concrete Leveling Systems, Inc. as of July 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Leveling Systems, Inc. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


                                      /s/ Hobe & Lucas
                                      ------------------------------------------
                                      Hobe & Lucas
                                      Certified Public Accountants, Inc.

Independence, Ohio
September 21, 2010

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                             July 31, 2010 and 2009

                                                                  2010                 2009
                                                               ----------           ----------
ASSETS

CURRENT ASSETS
  Cash in bank                                                 $    2,426           $      530
  Current portion of notes receivable                              17,815                   --
  Prepaid expense                                                      --                   75
  Inventory                                                           613               29,612
                                                               ----------           ----------
      Total Current Assets                                         20,854               30,217
                                                               ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                         1,900                1,900
  Less: Accumulated depreciation                                   (1,382)                (749)
                                                               ----------           ----------
      Total Property, Plant and Equipment                             518                1,151
                                                               ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                         47,246                   --
  Deposits                                                             10                   10
                                                               ----------           ----------
      Total Other Assets                                           47,256                   10
                                                               ----------           ----------

      TOTAL ASSETS                                             $   68,628           $   31,378
                                                               ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                             $   63,782           $   29,332
  Loans from stockholder                                           17,000                   --
  Other accrued expenses                                           10,068                8,864
                                                               ----------           ----------
      Total Current Liabilites                                     90,850               38,196
                                                               ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   5,136,668 and 4,842,918 shares issued and
   outstanding at July 31, 2010 and 2009 respectively               5,137                4,843
  Additional paid-in capital                                      168,363              124,907
  Accumulated (deficit)                                          (195,722)            (136,568)
                                                               ----------           ----------
      Total Stockholders' Equity (Deficit)                        (22,222)              (6,818)
                                                               ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   68,628           $   31,378
                                                               ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                            Statements of Operations
                   For the Years Ended July 31, 2010 and 2009

                                                           2010                 2009
                                                        ----------           ----------
Equipment sales                                         $  115,661           $       --
Equipment rental                                                --                1,271
                                                        ----------           ----------
                                                           115,661                1,271
                                                        ----------           ----------

Cost of Sales                                               47,599                   --
                                                        ----------           ----------

Gross Profit                                                68,062                1,271
                                                        ----------           ----------
EXPENSES
  General & administration                                 125,988               70,553
  Depreciation & amortization                                  633                  632
                                                        ----------           ----------
      Total Expenses                                       126,621               71,185
                                                        ----------           ----------

(Loss) from Operations                                     (58,559)             (69,914)
                                                        ----------           ----------
OTHER (EXPENSE)
  Interest income                                            1,457                   --
  Interest expense                                          (2,052)                (726)
                                                        ----------           ----------
      Total Other (Expense)                                   (595)                (726)
                                                        ----------           ----------

Net (Loss) Before Income Taxes                             (59,154)             (70,640)

Provision for Income Taxes                                      --                   --
                                                        ----------           ----------

Net (Loss)                                              $  (59,154)          $  (70,640)
                                                        ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.01)          $    (0.02)
                                                        ==========           ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   4,937,730            4,511,647
                                                        ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                       Statements of Stockholders' Equity
                   For the Years Ended July 31, 2009 and 2008

                                       Common Stock
                                    --------------------    Additional                                     Total
                                    Issued                   Paid-in         Stock       Accumulated    Stockholders'
                                    Shares     Par Value     Capital     Subscriptions    (Deficit)        Equity
                                    ------     ---------     -------     -------------    ---------        ------
BALANCE, AUGUST 1, 2008           4,375,000     $ 4,375     $  69,225       $ 6,400       $ (65,928)     $  14,072

ISSUANCE OF COMMON STOCK
 AUGUST, 2008                        53,333          53         6,347        (6,400)             --             --

ISSUANCE OF COMMON STOCK
 APRIL, 2009                        255,835         256        30,446            --              --         30,702

ISSUANCE OF COMMON STOCK
 JUNE, 2009                          65,000          65         7,735            --              --          7,800

ISSUANCE OF COMMON STOCK
 JULY, 2009                          93,750          94        11,154            --              --         11,248

NET (LOSS)                               --          --            --            --         (70,640)       (70,640)
                                  ---------     -------     ---------       -------       ---------      ---------

BALANCE, JULY 31, 2009            4,842,918       4,843       124,907            --        (136,568)        (6,818)
                                  ---------     -------     ---------       -------       ---------      ---------

ISSUANCE OF COMMON STOCK
 JANUARY, 2010                      187,500         188        22,312            --              --         22,500

ISSUANCE OF COMMON STOCK
 JULY, 2010                         106,250         106        21,144            --              --         21,250

NET (LOSS)                               --          --            --            --         (59,154)       (59,154)
                                  ---------     -------     ---------       -------       ---------      ---------

BALANCE, JULY 31, 2010            5,136,668     $ 5,137     $ 168,363       $    --       $(195,722)     $ (22,222)
                                  =========     =======     =========       =======       =========      =========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                   For the Years Ended July 31, 2010 and 2009

                                                               2010               2009
                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $(59,154)          $(70,640)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                                633                632
     (Increase) Decrease in accounts receivable               (72,500)               218
     Decrease (Increase) in inventory                          28,999             (9,574)
     (Increase) Decrease in prepaid expenses                       75              3,249
     (Increase) Decrease in deposits                               --                 --
     Increase (Decrease) in accounts payable                   34,450             58,471
     Increase (Decrease) in other accrued expenses             44,954              2,169
                                                             --------           --------
Net cash (used by) operating activities                       (22,543)           (15,475)
                                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                            --             (1,200)
  Payments on notes receivable                                  7,439
                                                             --------           --------
Net cash provided by (used by) investing activities             7,439             (1,200)
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                      17,000
  Proceeds from issuance of stock                                  --              9,002
                                                             --------           --------
Net cash provided by financing activities                      17,000              9,002
                                                             --------           --------

Net Increase (decrease) in cash                                 1,896             (7,673)
Cash and equivalents - beginning                                  530              8,203
                                                             --------           --------
Cash and equivalents - ending                                $  2,426           $    530
                                                             ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $  1,352           $    726
                                                             ========           ========
  Income Taxes                                               $     --           $     --
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

On January 28, 2010, two stockholders of the Company exchanged accrued rents and management fees totaling $22,500 for 187,500 shares of the Company's common stock.

On February 23, 2010, the Company converted $35,000 of accounts receivable into a note receivable from the customer.

On June 27, 2010, the Company converted $17,500 of accounts receivable into a note receivable from the customer.

On July 26, 2010, two stockholders of the Company exchanged accrued rents and management fees totaling $21,250 for 106,250 shares of the Company's common stock.
                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2010 and 2009


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

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectible receivables based on prior experience. The allowance was $-0- at July 31, 2010 and 2009.

NOTES RECEIVABLE

The Company has three notes receivable totaling $65,061. The notes each carry an interest rate of 6.00% and are due at varying dates between October 2012 and June 2015.

ADVERTISING AND MARKETING

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $377 and $441 for the years ended July 31, 2010, and 2009, respectively.

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

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2010 and 2009


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 is the first year during which it is considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2010, current liabilities exceed current assets by $69,996, and total liabilities exceed total assets by $22,222. The Company is of the opinion that funds being received from installment sales of its service units will provide a certain level of cash flow. However, in order to fabricate an improved 2011 model service unit, the Company has found it necessary to borrow funds to purchase the components. Success will be dependent upon management's ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable and liabilities approximates the fair value reported on the balance sheet.

NOTE 3 - NEW ACCOUNTING PROCEDURES

There are no new accounting procedures that impact the Company.

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

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

NOTE 5 - OPERATING SEGMENT

The Company operates in one reportable segment, concrete leveling systems sales.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2010 and 2009


NOTE 6 - INCOME TAXES

Income taxes on continuing operations at July 31 include the following:

                                                    2010                2009
                                                   ------              ------

Currently payable                                  $    0              $    0
Deferred                                                0                   0
                                                   ------              ------

  Total                                            $    0              $    0
                                                   ======              ======

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at July 31 is as follows:

                                                     2010                      2009
                                              ------------------        -------------------
                                                           % of                       % of
                                                          Pretax                     Pretax
                                              Income      Amount        Income       Amount
                                              ------      ------        ------       ------
Income taxes per statement of operations     $      0         0%       $      0          0%

Loss for financial reporting purposes
 without tax expense or benefit               (20,400)      (34)%       (24,000)       (34)%
                                             --------      ----        --------       ----

      Income taxes at statutory rate         $(20,400)      (34)%      $(24,000)       (34)%
                                             ========      ====        ========       ====

The components of and changes in the net deferred taxes were as follows:

                                                     2010                2009
                                                   --------            --------
Deferred tax assets:
  Net operating loss carryforwards                 $ 53,300            $ 45,000
  Compensation and Miscellaneous                     12,600               1,100
                                                   --------            --------

Deferred tax assets                                  65,900              46,100

Deferred tax liabilities:
  Depreciation                                          100                 100
                                                   --------            --------

      Total                                          65,800              46,000

Valuation Allowance                                 (65,800)            (46,000)
                                                   --------            --------

Net deferred tax assets:                           $      0            $      0
                                                   ========            ========

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2010 and 2009


NOTE 6 - INCOME TAXES (CONTINUED)

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued compensation. No deferred taxes are reflected in the balance sheet at July 31, 2010 or 2009 due to a valuation allowance, which increased by $19,800 in 2010.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:
                                                            Expiration
           Year of Loss                   Amount               Date
           ------------                   ------               ----

     Period Ended July 31, 2008          $ 62,781           2/28/2029
     Period Ended July 31, 2009          $ 68,766           2/28/2030
     Period Ended July 31, 2010          $ 25,311           2/28/2031

These tax periods are subject to examination by major taxing authorities.

There are no interest or tax penalty expenses reflected in the Balance Sheets or Statements of Operations.

NOTE 7 - RELATED PARTIES

The Company leases warehouse and office space from one of its stockholders. Rent paid to this stockholder totaled $15,000 for the years ended July 31, 2010 and 2009. Rent payable to this stockholder was $-0- at both July 31, 2010 and 2009.

The Company paid a management fee to one of its stockholders. Management fees paid to this stockholder totaled $30,000 and $22,500 for the years ended July 31, 2010 and 2009, respectively. Management fees payable to this stockholder were $4,500 at both July 31, 2010 and 2009.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company's stockholders. The agreement gives the related party exclusive distribution rights for the Company's products. Commission expense totaled $34,000 and $-0- for the years ended July 31, 2010 and 2009, respectively. The amount payable to the related party was $32,721 at July 31, 2010.

A stockholder of the Company loaned a total of $17,000 to the Company at various times during the year ended July 31, 2010. The loans carry interest rates from 8% to 12% and are due on demand.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through September 21, 2010, the date the financial statements were available to be issued. There are no events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES. Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified by the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

     MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company. With respect to items involved in financial reporting are within the personal knowledge of the Company's management. Due to the centralization of all financial matters being filtered through the Company's Officer and two Directors, the Company believes that controls over financial reporting are effective, since all financial matters involving the Company are personally known by the Company's Chief Executive and regularly conveyed to the other Director.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. Management has not identified any change in the Company's internal control over financial reporting in connection with the evaluation that management of the Company, including the Company's CEO/CFO, that is required by paragraph (d) of Rule 13(a) - 15 under the Exchange Act of 1934 that occurred during the Company's last fiscal year.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm.

ITEM 9B. OTHER INFORMATION

     An action of the Board of Directors occurred on September 22, 2010. At that time, Mrs. Suzanne I. Barth, resigned her position as President of the Company, however retained her position as CEO. The Board of Directors elected Mr. Edward
A. Barth to serve as President of the Company, effective September 22, 2010. The Directors voted a management fee to Mr. Barth in the amount of $2,000 per month.

     Additionally, the Directors reviewed the classification of the Company for securities purposes as a Shell Company. The Directors found that over the past three quarters, the Company has produced sales in excess of $100,000 and has changed from a company in its developmental stages to an operating company. Due to the fact that the Company is recognizing sustained sales and revenues for the sales have exceeded $100,000, the Directors now maintain that the Company should no longer be classified as a Shell Company as defined in Rule

12B-2 of the Exchange Act. Therefore, the Directors have instructed the Officers of the Company to disclose in its annual filing that it no longer considers itself to be a Shell Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers and Directors and their respective ages as of July 31, 2010 are as follows:

DIRECTORS

Name of Director:          Age:
-----------------          ----

Suzanne I. Barth           49

Eugene H. Swearengin       56

EXECUTIVE OFFICERS

Executive Officer:         Age:                     Office:
------------------         ----                     -------

Suzanne I. Barth           49      Chief Executive Officer and Chief Financial
                                   Officer

Edward A. Barth            52      President

Eugene H. Swearengin       56      Secretary

     Suzanne I. Barth, age 49, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 21 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

     Edward A. Barth, age 52 is the newly elected President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

     Eugene H. Swearengin, age 56, is Secretary and Director of the Corporation. Mr. Swearengin started his carrier as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 32 years. He resides in North Canton, Ohio.

TERM OF OFFICE:

     The Directors of CLS are appointed for a period of one year or until such time as their replacements have been elected by the Shareholders. The Officers of the Corporation are appointed by the Board of Directors and hold office until they are removed by the Board.

SIGNIFICANT EMPLOYEES:

     As of the end of the Company's fiscal year, CLS had one significant employee. All work performed on behalf of the Corporation, at this time, is performed, by Mrs. Suzanne I. Barth, who receives a management fee of $2,500 per month. This management fee became effective on January 1, 2009. Prior to that time, Mrs. Barth received a management fee of $1,000 per month. She will continue to work, at this amount, until such time as the Corporation commences to receive revenue from sales of its product. At such time as the Corporation commences to receive revenues, Mrs. Barth's management fee will be re-evaluated by the Board of Directors. At the present time, work is being performed for the Corporation, on an unpaid basis by Mr. Edward A. Barth. Mr. Barth is involved in the ordering of components for the service units and the supervision of the fabrication of the service units. Effective September 22, 2010, Mr. Barth will become the President of the Company, replacing Mrs. Suzanne I. Barth, who shall remain as the Company's CEO. Mr. Barth will receive a monthly management fee of $2,000 per month. All fabrication work to be performed and marketing services will be performed on an independent contracting basis with outside companies. The Corporation does not contemplate hiring any employees until such time as revenues from the business can justify hiring an employee on a full time basis.

ITEM 11. EXECUTIVE COMPENSATION

     The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of CLS by any person for all services rendered in any capacity to CLS for the present fiscal year.

                                                   Other                     Securities
Name and                                           Annual      Restricted    Underlying               All Other
Principal                                          Compen-        Stock       Options/      LTIP       Compen-
Position           Year     Salary($)    Bonus    sation($)    Award(s)($)     SARs($)    Payouts($)   sation($)
--------           ----     ---------    -----    ---------    -----------     -------    ----------   ---------
Suzanne I. Barth,  2009    $22,500.00     0.00       0.00          0.00          0.00        0.00         0.00
President, CEO     2010    $30,000.00     0.00       0.00          0.00          0.00        0.00         0.00

     The company has been unable to pay Mrs. Barth for her services and her management fee has been accrued. In April, 2009, pursuant to an action of the Board, Mrs. Barth agreed to capitalize the accrued management fee owed to her through March 31, 2009. Mrs. Barth received 141,667 shares of the Company's $0.001 par value common stock, valued at $0.12 per share, in exchange for the $17,000 of accrued and unpaid salary. On July 31, 2009, pursuant to actions of the Board, Mrs. Barth capitalized an additional $7,500 in accrued and unpaid wages and received an additional 62,500 shares of its $0.001 par value common stock, valued at $0.12 per share. On January 28, 2010 Mrs. Barth received 125,000 shares of the Company's $0.001 par value common stock, valued at $0.12 per share in exchange for $15,000 of accrued and unpaid salary. On July 26, 2010, Mrs. Barth received 75,000 shares of the Company's $0.001 par value common stock, valued at $0.20 per share in exchange for $15,000 of accrued and unpaid salary through July 31, 2010. All of the shares issued are considered restricted shares.

     The company currently has two Directors, Mrs. Suzanne I. Barth, who is serving as Director without compensation and Mr. Eugene H. Swearengin, who is also serving without compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of July 31, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                             Amount of
                     Name and address        beneficial              Percent of
Class of Stock      of beneficial owner      ownership                 class
--------------      -------------------      ---------                 -----

Common stock      Suzanne I. Barth           2,754,167                 58.08%
                  Director, President and    + 229,167 (owned
                  Chief Executive Officer    directly by her spouse,
                  5046 East Boulevard NW     Edward A. Barth)
                  Canton, OH 44718           Total Shares 2,983,334

Common stock      Charlene A. Barth            300,000                  5.84%
                  5020 East Boulevard NW
                  Canton, OH 44718

Common stock      Edward A. Barth              229,167                 58.08%
                  Incoming President        +2,754,167 (owned
                  5046 East Boulevard NW    directly by his spouse,
                  Canton, OH 44718          Suzanne I. Barth)
                                            Total shares 2,983,334

Common stock      Eugene H. Swearengin          25,000                  0.05%
                  Director and Secretary
                  7855 Freedom Ave., NW
                  North Canton, OH  44720

     Common stock: All Officers and Directors as a group that consist of two individuals as of July 31, 2009 directly owned 2,779,167 shares directly and 229,167 shares of beneficial ownership, equaling 58.13% of the outstanding shares of common stock.

     The percent of class is based on 5,136,668 shares of common stock issued and outstanding as of July 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     There are no related party transactions required to be disclosed that took place during the past fiscal year.

     At the present time there are no independent directors of the Company. The Shareholders of the Company recognizes the need to have independent directors to review various matters. As the Company expands to the point that it is receiving purchase orders on a consistent basis, it intends to expand the Board of Directors to include independent Directors. Further, the Company has no audit or compensation committee. All matters are currently reviewed by the Directors of the Company, Mrs. Suzanne I. Barth and Mr. Eugene H. Swearengin, who are not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a list of the principal accountant fees and services for the past year.

     A.  Audit Fees                    $16,230

     B.  Audit-Related Fees            $     0

     C.  Tax Fees                      $   720

     D.  Other Fees                    $     0

     All of the above auditor's fees were approved by the Directors of the Company. The Company has no audit committee and the Directors of the Board, evaluate and approve all accountant fees.

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

                                  Concrete Leveling Systems, Inc.


                                  By: /s/ Suzanne I. Barth
                                     ------------------------------------------
                                     Suzanne I. Barth, CEO

                                  Date: September 23, 2010

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

                                     /s/ Eugene H. Swearengin
                                     ------------------------------------------
                                     Eugene H. Swearengin, Director

                                 Date: September 23, 2010