Form 10-Q
period 2010-10-31
Concrete Leveling Systems Inc
filed 2010-12-15
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,136,668

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                       October 31, 2010 and July 31, 2010

                                                                    October 31           July 31
                                                                    ----------          ---------
                                                                   (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                      $     557           $   2,426
  Accounts receivable                                                     416                  --
  Current portion of notes receivable                                  18,431              17,815
  Prepaid expense and other current assets                              5,000                  --
  Inventory                                                               465                 613
                                                                    ---------           ---------
      Total Current Assets                                             24,869              20,854
                                                                    ---------           ---------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                             1,900               1,900
  Less: Accumulated depreciation                                       (1,541)             (1,382)
                                                                    ---------           ---------
      Total Property, Plant and Equipment                                 359                 518
                                                                    ---------           ---------
OTHER ASSETS
  Note receivable                                                      44,742              47,246
  Deposits                                                                 10                  10
                                                                    ---------           ---------
                                                                       44,752              47,256
                                                                    ---------           ---------

      TOTAL ASSETS                                                  $  69,980           $  68,628
                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $  82,626           $  63,782
  Notes payable                                                        29,690              17,000
  Other accrued expenses                                               10,708              10,068
                                                                    ---------           ---------
      Total Current Liabilites                                        123,024              90,850
                                                                    ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   5,136,668 shares issued and outstanding at
   October 31, 2010 and July 31, 2010                                   5,137               5,137
  Additional paid-in capital                                          168,363             168,363
  (Deficit) accumulated during development stage                     (226,544)           (195,722)
                                                                    ---------           ---------
      Total Stockholders' Equity (Deficit)                            (53,044)            (22,222)
                                                                    ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  69,980           $  68,628
                                                                    =========           =========

                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
              For the Three Months Ended October 31, 2010 and 2009
                                   (Unaudited)

                                                           2010                  2009
                                                        -----------           -----------
Equipment and parts sales                               $       416           $    45,000
Equipment rental                                                 --                    --
                                                        -----------           -----------
                                                                416                45,000
                                                        -----------           -----------

Cost of Sales                                                   183                26,543
                                                        -----------           -----------

Gross Margin                                                    233                18,457
                                                        -----------           -----------
EXPENSES
  Selling, general & administration                          30,932                28,509
  Depreciation & amortization                                   158                   158
                                                        -----------           -----------
      Total Expenses                                         31,090                28,667
                                                        -----------           -----------

(Loss) from Operations                                      (30,857)              (10,210)

OTHER (EXPENSE)
  Interest income                                               954                    66
  Interest expense                                             (919)                 (250)
                                                        -----------           -----------
      Total Other (Expense)                                      35                  (184)
                                                        -----------           -----------

Net (Loss) Before Income Taxes                              (30,822)              (10,394)

Provision for Income Taxes                                       --                    --
                                                        -----------           -----------

Net (Loss)                                              $   (30,822)          $   (10,394)
                                                        ===========           ===========

Net (Loss) per Share - Basic and Fully Diluted          $     (0.01)          $     (0.00)
                                                        ===========           ===========

Weighted average number of common
 shares outstanding - basic and fully diluted             5,136,668             4,842,918
                                                        ===========           ===========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
              For the Three Months Ended October 31, 2010 and 2009
                                   (Unaudited)

                                                               2010               2009
                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $(30,822)          $(10,394)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                                158                158
     (Increase) Decrease in accounts receivable                  (416)           (20,066)
     Decrease (Increase) in inventory                             148             15,888
     (Increase) Decrease in prepaid expenses                   (5,000)                38
     (Increase) Decrease in deposits                               --                 --
     Increase (Decrease) in accounts payable                   18,844              9,270
     Increase (Decrease) in other accrued expenses                640                864
                                                             --------           --------
Net cash from (used by) operating activities                  (16,448)            (4,242)
                                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                  1,889                 --
                                                             --------           --------
Net cash (used by) investing activities                         1,889                 --
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                      12,690              4,500
                                                             --------           --------
Net cash provided by financing activities                      12,690              4,500
                                                             --------           --------

Net Increase (decrease) in cash                                (1,869)               258
Cash and equivalents - beginning                                2,426                530
                                                             --------           --------

Cash and equivalents - ending                                $    557           $    788
                                                             ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $    277           $    201
                                                             ========           ========
  Income Taxes                                               $     --           $     --
                                                             ========           ========

Non-Cash Financing Activities. During October 2009, the Company converted $20,000 of accounts receivable into a note receivable from the customer.


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                October 31, 2010


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10?Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2010.

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $30,822 for the three months ended October 31, 2010, and has incurred substantial net losses since its inception. At October 31, 2010, current liabilities exceed current assets by $98,155. These factors raise substantial doubt about the Company's ability to continue as a going concern.The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in the first calendar quarter of 2010, having received revenues of $45,000 from the sale of a new concrete leveling service unit. During the prior fiscal year, the Company experienced sales in excess of $100,000. As a result of achieving this level of sales, CLS ceased being a shell company as of September 23, 2010.

     As of October 31, 2010, CLS has cash assets of $557 and outstanding notes receivable from the sale of concrete leveling service units in the amount of $63,173. The Company is currently carrying an inventory valued at $465.

     The Company's cash flow is currently being maintained through the receipt of monthly payments from the self-financed sale of its concrete leveling service units. At the present time, the Company is not concentrating on closing sales of its concrete leveling service units, since this is the off season for concrete leveling in most portions of the United States and buyers are not currently interested in making purchases until such time as they can utilize the units to create cash flow. During this time of year, the Company is concentrating on completing its first completely in-house fabricated service unit package. This unit is in final punch list detailing and, upon final approval by CLS will be delivered by its contract fabricator. The design and fabrication process saves CLS money and eliminates production lead time from outside equipment vendors.

     In anticipation of the upcoming season, CLS is preparing its 2011 marketing program to start after the holiday season. The marketing program will be kicked off in Las Vegas, Nevada, from January 17 - 21, 2011. At that time, CLS will be exhibiting at the 2011 World of Concrete Trade Show. The Company has secured a booth in the south hall of the convention center. It will be located at booth number 13048. This tradeshow will provide national exposure for the Company's product and it is anticipated that attendance at the tradeshow will generate leads for potential customers.

     In addition to attending the tradeshow, CLS is planning a large direct national call program that will concentrate on existing concrete removal and replacement contractors. The Company contemplates focusing its efforts on selected areas that are currently not being serviced by concrete leveling companies. It anticipates initiating the call program in house, using free internet phone service that will require no capital expenditure. In addition, CLS will be running print ads in national publications that focus on sales of new and used construction equipment such as ROCK & DIRT and CONTRACTOR'S HOTLINE.

     The Company has been in discussion with two interested customers. It is anticipated that one or both of the customers will be purchasing a concrete leveling unit in Spring, 2011 after the Company performs an onsite demonstration of its leveling equipment package. During the 2010 season, management experienced some difficulty in selling its units to serious customers, due to the fact that they were unable to obtain financing through conventional channels. CLS is optimistic that the US financial market will free up in the upcoming season and that proposed legislation containing tax breaks for small businesses will enable its customers to purchase the concrete leveling packages.

     CLS continues to have cash flow issues. As of October 31, 2010, it had total current liabilities of $123,024. The majority of these current liabilities represent accounts payable and other accrued expenses. In addition, it was necessary for the Company to borrow funds in order to fabricate a concrete leveling unit package to have an inventory for the upcoming season. Although the Company continues to experience negative income figures for the quarter, its continued effort in contacting potential customers and the high level of interest shown by potential customers will create a more profitable scenario by the end of this fiscal year.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of concrete leveling units on credit created a small amount of cash flow to the Company during the quarter ended October 31, 2010. The amount received, however, is not sufficient to sustain operations of the Company and the Company found it necessary to borrow funds from the stock holders during the quarter in order to pay operating expenses.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending October 31, 2010 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the three months ending October 31, 2010, CLS made no sales of units. Although the Company has generated considerable interest in its units, purchasers are finding it difficult to obtain financing to purchase the units. Management of the Company believes that the demand for its product is there, however, until the economy rebounds and credit is more readily available, sales of its concrete leveling units will remain at a low level.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no unregistered sales of equity securities during the three months ending October 31, 2010.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     There are no defaults upon any senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the past quarter. However, the Annual Meeting of Shareholders was held on November 22, 2010. At the meeting, the Shareholders elected Directors. Three Directors were elected to serve a period of one year. The individuals elected were Mrs. Suzanne
I. Barth, Mr. Edward A. Barth, and Mr. Eugene H. Swearengin. The Shareholders also appointed Hobe & Lucas, Certified Public Accountants, Inc. to serve as the Company's outside auditor for the fiscal year ending July 31, 2011.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) - Certification

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) - Certification

Exhibit 32 - Section 1350 - Certification

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONCRETE LEVELING SYSTEMS, INC.


Date: December 14, 2010         By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                   Edward A. Barth, Principal Executive Officer


Date: December 14, 2010         By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer