Form 10-Q
period 2011-01-31
Concrete Leveling Systems Inc
filed 2011-03-17
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,315,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                       January 31, 2011 and July 31, 2010

                                                                  January 31            July 31
                                                                  ----------           ----------
                                                                  (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                    $      489           $    2,426
  Accounts receivable                                                    893                   --
  Current portion of notes receivable                                 24,478               17,815
  Inventory                                                            9,788                  613
                                                                  ----------           ----------
      Total Current Assets                                            35,648               20,854
                                                                  ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                            1,900                1,900
  Less: Accumulated depreciation                                      (1,700)              (1,382)
                                                                  ----------           ----------
      Total Property, Plant and Equipment                                200                  518
                                                                  ----------           ----------
OTHER ASSETS
  Note receivable                                                     37,970               47,246
  Deposits                                                                10                   10
                                                                  ----------           ----------
                                                                      37,980               47,256
                                                                  ----------           ----------

      TOTAL ASSETS                                                $   73,828           $   68,628
                                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                $   65,879           $   63,782
  Notes payable                                                       42,450               17,000
  Other accrued expenses                                              12,191               10,068
                                                                  ----------           ----------
      Total Current Liabilites                                       120,520               90,850
                                                                  ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   5,315,418 and 5,136,668 shares issued and outstanding
   at January 31, 2011 and July 31, 2010                               5,315                5,137
  Additional paid-in capital                                         203,935              168,363
  Retained (Deficit)                                                (255,942)            (195,722)
                                                                  ----------           ----------
      Total Stockholders' Equity (Deficit)                           (46,692)             (22,222)
                                                                  ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)               $   73,828           $   68,628
                                                                  ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Six Months Ended January 31, 2011
                                   (Unaudited)

                                                        3 Months             6 Months
                                                          Ended                Ended
                                                     January 31, 2011     January 31, 2011
                                                     ----------------     ----------------
Equipment and parts sales                               $       --           $      416
                                                        ----------           ----------

Cost of Sales                                                   --                  183
                                                        ----------           ----------

Gross Margin                                                    --                  233
                                                        ----------           ----------
EXPENSES
  Selling, general and administration                       29,362               60,291
  Depreciation                                                 159                  318
                                                        ----------           ----------
      Total Expenses                                        29,521               60,609
                                                        ----------           ----------

(Loss) from Operations                                     (29,521)             (60,376)

OTHER INCOME (EXPENSE)
  Interest income                                            1,290                2,244
  Interest expense                                          (1,168)              (2,088)
                                                        ----------           ----------
      Total Other Income (Expense)                             122                  156
                                                        ----------           ----------

Net (Loss) Before Income Taxes                             (29,399)             (60,220)

Provision for Income Taxes                                      --                   --
                                                        ----------           ----------

Net (Loss)                                              $  (29,399)          $  (60,220)
                                                        ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.01)          $    (0.01)
                                                        ==========           ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   5,137,639            5,137,639
                                                        ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Six Months Ended January 31, 2010
                                   (Unaudited)

                                                        3 Months             6 Months
                                                          Ended                Ended
                                                     January 31, 2010     January 31, 2010
                                                     ----------------     ----------------
Equipment and parts sales                               $       --           $   45,000
                                                        ----------           ----------

Cost of Sales                                                   --               26,543
                                                        ----------           ----------

Gross Margin                                                    --               18,457
                                                        ----------           ----------
EXPENSES
  Selling, general and administration                       27,073               55,583
  Depreciation                                                 158                  317
                                                        ----------           ----------
      Total Expenses                                        27,231               55,900
                                                        ----------           ----------

(Loss) from Operations                                     (27,231)             (37,443)

OTHER INCOME (EXPENSE)
  Interest income                                               --                   --
  Interest expense                                            (182)                (366)
                                                        ----------           ----------
      Total Other Income (Expense)                            (182)                (366)
                                                        ----------           ----------

Net (Loss) Before Income Taxes                             (27,413)             (37,809)

Provision for Income Taxes                                      --                   --
                                                        ----------           ----------

Net (Loss)                                              $  (27,413)          $  (37,809)
                                                        ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.01)          $    (0.01)
                                                        ==========           ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   4,849,032            4,845,975
                                                        ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
               For the Six Months Ended January 31, 2011 and 2010
                                   (Unaudited)

                                                             2011               2010
                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                               $(60,220)          $(37,809)
  Adjustments to reconcile net (loss) to net
   cash used in operating activities:
     Depreciation and amortization                              318                316
     (Increase) in accounts receivable                         (892)           (20,066)
     (Increase) Decrease in inventory                        (9,175)            15,404
     Decrease in prepaid expenses                                --                 75
     Increase in accounts payable                            37,846             33,202
     Increase in other accrued expenses                       2,123                658
                                                           --------           --------
Net cash (used by) operating activities                     (30,000)            (8,220)
                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments received on notes receivable                       2,613              1,634
  Loans from stockholders                                    25,450              7,000
                                                           --------           --------
Net cash provided by financing activities                    28,063              8,634
                                                           --------           --------

Net (decrease) increase in cash                              (1,937)               414
Cash and equivalents - beginning                              2,426                530
                                                           --------           --------

Cash and equivalents - ending                              $    489           $    944
                                                           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                 $    244           $    255
                                                           ========           ========
  Income Taxes                                             $     --           $     --
                                                           ========           ========

Non-Cash Financing Activities. During October 2009, the Company converted $20,000 of accounts receivable into a note receivable from the customer.


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                January 31, 2011


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $60,219 for the six months ended January 31, 2011, and has incurred substantial net losses since its inception. At January 31, 2011, current liabilities exceed current assets by $84,872. These factors raise substantial doubt about the Company's ability to continue as a going concern.The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company during the last fiscal year, having experienced sales in excess of $100,000. As of January 31, 2011, CLS has cash assets of $489 and outstanding notes receivable from the sale of concrete leveling service units in the amount of $62,448. The Company is currently carrying an inventory valued at $9,788.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. At the present time, the Company is in negotiations with several potential buyers for the concrete leveling service units. After attending the 2011 World of Concrete Tradeshow in Las Vegas, Nevada in January, the Company obtained several positive leads for new customers. Although interest has been very high, many of the potential customers are experiencing difficulties in obtaining sufficient financing to purchase the concrete leveling service units.

     In anticipation of the upcoming season, the Company has borrowed funds to fabricate a concrete leveling service unit for fast delivery. At the present time, the unit is approximately 70% complete and can be quickly completed in the event one of CLS's customers obtain necessary financing, since all remaining components can be purchased from current suppliers. The Company is encouraged by the overall increase in the United States economy and is hopeful that the US financial markets will commence to free up credit in the upcoming season.

     CLS continues to have cash flow issues. As of January 31, 2011, it had total current liabilities of $120,520. The majority of these current liabilities represent accounts payable and other accrued expenses. The Company has reduced some current liability obligations by permitting Mrs. Suzanne I. Barth, the Company's CEO and Mr. Edward A. Barth, the Company's President to exercise their right to reduce accrued wages and rent through the purchase of additional shares of the Company's common stock. Although the Company continues to experience negative income figures for the quarter, its continued effort in contacting potential customers and the high level of interest shown by potential customers will create a more profitable scenario by the end of this fiscal year.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of concrete leveling units on credit created a small amount of cash flow to the Company during the quarter ended January 31, 2011. The amount received, however, is not sufficient to sustain operations of the Company and the Company found it necessary to borrow funds from the stock holders during the quarter in order to pay operating expenses.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending January 31, 2011 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the three months ending January 31, 2011, CLS made no sales of units. Although the Company has generated considerable interest in its units, purchasers are finding it difficult to obtain financing to purchase the units. Management of the Company believes that the demand for its product is there, however, until the economy rebounds and credit is more readily available, sales of its concrete leveling units will remain at a low level.

ITEM 4 - CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, which constitutes of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified by the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

     Changes in Internal Control Over Financial Reporting. Management has not identified any change in the Company's internal control over financial reporting in connection with the evaluation that management of the Company, including the Company's CEO and CFO, that is required by paragraph (d) of Rule 13(a)-15 under the Exchange Act of 1934 that occurred during the Company's last fiscal quarter.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 31, 2011, the Board of Directors approved the issuance of additional shares of common stock to Mrs. Suzanne I. Barth and to Mr. Edward A. Barth. The purpose of the issuance of stock was to permit Mrs. Barth to capitalize accrued income owed to her through the end of the Company's fiscal quarter ending January 31, 2011. Mrs. Suzanne I. Barth was owed a total of $19,500 in accrued and unpaid fees. The Directors authorized the issuance of 97,500 shares of the Company's 0.001 par value common stock in satisfaction of the outstanding payable owed by the Company to Mrs. Barth. All shares issued were restricted shares. In addition, the Directors approved the issuance of 81,050 shares to Mr. Edward A. Barth, the Company's President. These shares were issued in exchange for Mr. Barth capitalizing accrued rent and accrued salary owed to Mr. Barth through the Company's fiscal quarter ending January 31, 2011 in the amount of $16,250. All common stock issued to Mr. Barth were restricted shares. All shares were issued to Mr. and Mrs. Barth at the rate of $0.20 per share.

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

                               CONCRETE LEVELING SYSTEMS, INC.


Date: March 17, 2011           By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                   Edward A. Barth, Principal Executive Officer


Date: March 17, 2011           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer