Form 10-Q
period 2011-04-30
Concrete Leveling Systems Inc
filed 2011-06-08
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,315,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                        April 30, 2011 and July 31, 2010

                                                                           April 30             July 31
                                                                          ----------           ----------
                                                                          (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                            $    1,047           $    2,426
  Accounts receivable                                                            371                   --
  Current portion of notes receivable                                         19,330               17,815
  Inventory                                                                   11,270                  613
                                                                          ----------           ----------
      Total Current Assets                                                    32,018               20,854
                                                                          ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                                    1,900                1,900
  Less: Accumulated depreciation                                              (1,858)              (1,382)
                                                                          ----------           ----------
      Total Property, Plant and Equipment                                         42                  518
                                                                          ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                                    42,620               47,246
  Deposits                                                                        10                   10
                                                                          ----------           ----------
                                                                              42,630               47,256
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $   74,690           $   68,628
                                                                          ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                        $   84,097           $   63,782
  Notes payable                                                               48,550               17,000
  Other accrued expenses                                                      12,928               10,068
                                                                          ----------           ----------
      Total Current Liabilities                                              145,575               90,850
                                                                          ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001) 100,000,000 shares authorized:
   5,315,418 and 5,136,668 shares issued and outstanding at
   April 30, 2011 and July 31, 2010                                            5,315                5,137
  Additional paid-in capital                                                 203,935              168,363
  Retained (Deficit)                                                        (280,135)            (195,722)
                                                                          ----------           ----------
      Total Stockholders' (Deficit)                                          (70,885)             (22,222)
                                                                          ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $   74,690           $   68,628
                                                                          ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Nine Months Ended April 30, 2011
                                   (Unaudited)

                                                           3 Months Ended          9 Months Ended
                                                           April 30, 2011          April 30, 2011
                                                           --------------          --------------
Equipment and parts sales                                    $       --              $      416
                                                             ----------              ----------

Cost of Sales                                                        --                     183
                                                             ----------              ----------

Gross Margin                                                         --                     233
                                                             ----------              ----------
EXPENSES
  Selling, general and administration                            23,413                  83,390
  Depreciation                                                      158                     476
                                                             ----------              ----------
      Total Expenses                                             23,571                  83,866
                                                             ----------              ----------

(Loss) from Operations                                          (23,571)                (83,633)

OTHER INCOME (EXPENSE)
  Interest income                                                 1,384                   3,471
  Interest expense                                               (2,007)                 (4,251)
                                                             ----------              ----------
      Total Other Income (Expense)                                 (623)                   (780)
                                                             ----------              ----------

Net (Loss) Before Income Taxes                                  (24,194)                (84,413)

Provision for Income Taxes                                           --                      --
                                                             ----------              ----------

Net (Loss)                                                   $  (24,194)             $  (84,413)
                                                             ==========              ==========

Net (Loss) per Share - Basic and Fully Diluted               $    (0.00)             $    (0.02)
                                                             ==========              ==========
Weighted average number of common shares outstanding -
 basic and fully diluted                                      5,315,418               5,195,597
                                                             ==========              ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Nine Months Ended April 30, 2010
                                   (Unaudited)

                                                           3 Months Ended          9 Months Ended
                                                           April 30, 2010          April 30, 2010
                                                           --------------          --------------
Equipment and parts sales                                    $   35,318              $   80,318
                                                             ----------              ----------

Cost of Sales                                                     4,457                  31,000
                                                             ----------              ----------

Gross Margin                                                     30,861                  49,318
                                                             ----------              ----------
EXPENSES
  Selling, general and administration                            26,136                  81,717
  Depreciation                                                      158                     475
                                                             ----------              ----------
      Total Expenses                                             26,294                  82,192
                                                             ----------              ----------

(Loss) from Operations                                            4,567                 (32,874)

OTHER INCOME (EXPENSE)
  Interest income                                                   478                     736
  Interest expense                                                 (674)                 (1,298)
                                                             ----------              ----------
      Total Other Income (Expense)                                 (196)                   (562)
                                                             ----------              ----------

Net (Loss) Before Income Taxes                                    4,371                 (33,436)

Provision for Income Taxes                                           --                      --
                                                             ----------              ----------

Net (Loss)                                                   $    4,371              $  (33,436)
                                                             ==========              ==========

Net (Loss) per Share - Basic and Fully Diluted               $     0.00              $    (0.01)
                                                             ==========              ==========
Weighted average number of common shares outstanding -
 basic and fully diluted                                      5,030,418               4,906,105
                                                             ==========              ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended April 30, 2011 and 2010
                                   (Unaudited)

                                                             2011               2010
                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                               $(84,413)          $(33,436)
  Adjustments to reconcile net (loss) to net
   cash used in operating activities:
     Depreciation and amortization                              476                475
     (Increase) in accounts receivable                         (371)           (55,384)
     (Increase) decrease in inventory                       (10,657)            19,861
     Decrease in prepaid expenses                                --                 75
     Increase in accounts payable                            56,065             44,311
     Increase (decrease) in deferred revenue                     --             17,500
     Increase in other accrued expenses                       2,860              1,267
                                                           --------           --------
Net cash (used by) operating activities                     (36,040)            (5,331)
                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments received on notes receivable                       3,111              3,802
                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                    31,550             21,500
                                                           --------           --------

Net (decrease) increase in cash                              (1,379)            19,971
Cash and equivalents - beginning                              2,426                530
                                                           --------           --------

Cash and equivalents - ending                              $  1,047           $ 20,501
                                                           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                 $    243           $    398
                                                           ========           ========
  Income Taxes                                             $     --           $     --
                                                           ========           ========

Non-Cash  Financing  Activities:  During  October  2009,  the Company  converted
$20,000 of accounts receivable into a note receivable from the customer. On January 31, 2011, two stockholders of the Company exchanged accrued rents and management fees totaling $35,750 for 178,750 shares of the Company's common stock.


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                 April 30, 2011


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $84,413 for the nine months ended April 30, 2011, and has incurred substantial net losses since its inception. At April 30, 2011, current liabilities exceed current assets by $113,557. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company during the last fiscal year, having experienced sales in excess of $100,000. As of April 30, 2011, CLS has cash assets of $1,047 and outstanding notes receivable from the sale of concrete leveling service units in the amount of $61,950. The Company is currently carrying an inventory valued at $11,270.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. At the present time, the Company has sold an additional new concrete leveling service unit which it intends to deliver within a week of filing this report. In addition, the Company is in negotiations with several potential buyers for the concrete leveling service units. Although interest has been very high, many of the potential customers are experiencing difficulties in obtaining sufficient financing to purchase the concrete leveling service units.

     CLS continues to have cash flow issues. As of April 30, 2011, it had total current liabilities of $145,575. Although the Company continues to experience negative income figures for the quarter, its continued effort in contacting potential customers and the high level of interest shown by potential customers will create a more profitable scenario by the end of this fiscal year.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of concrete leveling units on credit created a small amount of cash flow to the Company during the quarter ended April 30, 2011. The amount received, however, is not sufficient to sustain operations of the Company and the Company found it necessary to borrow funds from the stock holders during the quarter in order to pay operating expenses.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending April 30, 2011 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the three months ending April 30, 2011, CLS made no sales of units. However, subsequent to the close of the quarter, a sale of a new concrete leveling service unit was completed and delivery of the unit is expected within a week of this report. Although the Company has generated considerable interest in its units, purchasers are finding it difficult to obtain financing to purchase the units. Management of the Company believes that the demand for its product is there, however, until the economy rebounds and credit is more readily available, sales of its concrete leveling units will remain at a low level. Management is encouraged by the increased level of inquiry to the availability of the units and is in discussions with potential purchasers.

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

     There were no unregistered sale of equity securities during this quarter.

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: June 8, 2011              By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                    Edward A. Barth, Principal Executive Officer


Date: June 8, 2011              By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer