Form 10-K
period 2011-07-31
Concrete Leveling Systems Inc
filed 2011-10-25
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2011

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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $169,983. This value is based upon the price at which the common equity was last sold.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

5,585,418 $0.001 par value common shares

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Form SB-2 with exhibits filed January 16, 2008.

                                TABLE OF CONTENTS

Number                     Item in Form 10-K                            Page No.
------                     -----------------                            --------
 1        Business                                                             3

 2        Properties                                                           4

 3        Legal Proceedings                                                    4

 5        Market for Registrant's Common Equity, Related Stock holder
          Matters and Issuer Purchases of Equity Securities                    4

 7        Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                 5

 8        Financial Statements and Supplementary Data                          7

 9        Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                16

 9A       Controls and Procedures                                             16

 10       Directors and Executive Officers of the Registrant                  17

 11       Executive Compensation                                              18

 12       Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     19

 13       Certain Relationships and Related Transactions, and Director
          Independence                                                        20

 14       Principal Accountant Fees and Services                              20

 15       Exhibits and Financial Statement Schedules                          20

Signatures                                                                    21

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

     There are other concrete leveling service units of a similar nature, currently being manufactured in the United States. Although CLS believes that the design changes it has made to the units create a superior unit and, therefore, competitive in the market, CLS recognizes that there is a limited market for these units and there are existing manufacturers in the market that have more experience in the marketing of these units. CLS management has, however, been directly involved in the concrete leveling business for the past 11 years and, therefore, has direct knowledge as to the operations of the concrete leveling service unit, as well as the variety of applications to which is can be used.

     Effective July 31, 2009, the Company entered into a Marketing Agreement with Stark Concrete Leveling, Inc. to become the exclusive distributor for the CLS service unit. Stark Concrete Leveling, Inc. ("Stark") is owned and operated by Mr. Edward A. Barth. Mr. Barth is President of CLS. Under the terms of the Marketing Agreement, Stark will receive a commission equal to 30% of the sales price of any unit sold. Stark is responsible for all costs of marketing, advertising, and the training of buyer's agent in the use of the units. Stark intends to continue to market the service unit through placing ads in construction equipment trade journals throughout the United States. Stark will also continue its telephone marketing by contacting concrete contractors in select targeted areas.

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

     CLS has three full time employees, Mrs. Suzanne I. Barth (the majority shareholder, a director and the Company's CEO), Mr. Edward A. Barth, the Company's President and Mr. Eugene H. Swearengin, the Company's Secretary. Mrs. Barth receives a management fee of $2,500 per month, Mr. Barth received a management fee of $2,000 per month and Mr. Swearengin received a management fee of $1,000 per month, commencing January 1, 2011. All other services required by the Corporation are performed by independent contractors under the direction of Mr. and Mrs. Barth.

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

ITEM 3. LEGAL PROCEEDINGS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION ON COMMON STOCK. The Company's stock commenced trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol CLEV on June 25, 2010. Since it commenced trading, the Company's common shares have sold for a high of $1.10 per share and a low of $0.07 per share. There have been no dividends issued by the Company. The volume of shares sold since trading began has been very small. To the best of the Company's knowledge, all trades have involved actual sales and not inter-broker transactions. As of the end of the Company's fiscal year, there are approximately 29 holders of CLS's common shares.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. At present, the Company has not set aside any securities for the purpose of providing compensation to any of the Company's employees. Although no plan exists, the Board of Directors have issued common shares to the Company's officers in satisfaction of salary and rental obligations of the Company. All such shares were issued at the share's fair market value on the date of authorization. Details of the transactions appear below.

RECENT SALE OF EQUITY SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT.

     During the Company's fiscal year, it issued a total of 197,500 shares of its $0.001 par value common stock to Mrs. Suzanne I. Barth, in satisfaction of the accrued fees owed by the Company to Mrs. Barth. 97,500 common shares were issued at the rate of $0.20 per share on January 31, 2011 and 100,000 shares were issued at $0.15 per share on July 13, 2011. In addition, the Company issued 211,250 shares of its $0.001 par value common stock to Mr. Edward A. Barth, in satisfaction of accrued salary and rents. Mr. Barth received 81,250 shares effective January 31, 2011, valued at $0.20 per share. Mr. Barth received an additional 130,000 shares on July 13, 2011 valued at $0.15 per share.

     The Board of Directors also approved the capitalization of accrued fees owed to Mr. Eugene H. Swearengin, an officer of the Company. Mr. Swearengin received 40,000 shares of the Company's $0.001 par value common stock in satisfaction of $6,000 of accrued management fees. These shares were issued on July13, 2011 and valued at $0.15 per share. The share values for each of the capitalized accrued fees, rents and salaries were determined by the bid price for the shares on the date that the Board of Directors approved the capitalization of the accrued amounts. All of the shares were issued pursuant to
Section 4(2) of the Securities Act of 1933. All of the shares are restricted securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THE PURPOSE OF THIS DISCUSSION AND ANALYSIS IS TO ENHANCE THE UNDERSTANDING AND EVALUATION OF THE RESULTS OF OPERATIONS, FINANCIAL POSITIONS, CASH FLOWS, INDEBTEDNESS AND OTHER KEY FINANCIAL INFORMATION OF CLS FOR THE FISCAL YEARS 2011 AND 2010. FOR A MORE COMPLETE UNDERSTANDING OF THIS DISCUSSION PLEASE READ THE NOTES TO FINANCIAL STATEMENTS INCLUDING IN THIS REPORT.

     LIQUIDITY AND CAPITAL RESOURCES. The Company foresees a need for liquidity over the next twelve months. The Company is of the opinion that funds being received from installment sales of its service units will provide a certain level of cash flow. The Company, however, lacks funds to establish inventory in the form of completed service units, due to the lack of liquidity.

     Instead of maintaining an inventory of service units, the Company will only fabricate completed service units upon receipt of a signed Purchase Order. It is the Company's practice to require a fifty percent (50%) down payment on all purchase orders, therefore, should additional units be ordered, the Company will receive sufficient liquidity from the down payment to fabricate the service unit for the customer. At present, Management does not anticipate the need for any significant capital expenditures during the next 12 months. All fabrication for the service units are performed by outside contractors. Final assembly will be completed at the Company's facility by Company employees. However, these tasks will not require additional capital expenditures.

     RESULTS OF OPERATIONS. CLS became an operating company during its last fiscal year. It successfully sold one service unit during the last fiscal year. The total sales received for the new concrete leveling service unit amounted to $45,000. The Company has received full payment for this unit. The Company continues to receive payments on the self-financed portion of the service unit sold during the fiscal year ending July 31, 2010. Management is encouraged with the recent sale of these units and the positive feedback that its customers have received in utilizing the units. In addition to the prospect of additional sales within the region that it sold its servicing units, management is also encouraged with the knowledge that it can now produce the unit at a reduced cost, due to the fact that it has been recognized as an OEM manufacturer by the manufacturer of the purchased components thus enabling the Company to purchase these components at a reduced rate. CLS has now sold a total of three new service units. Two new service units were sold in the prior fiscal year and one during the most current fiscal year. The largest factor the Company experiences in failing to sell more service units is the inability of purchasers to obtain capital necessary to purchase the units. Several potential buyers have expressed an interest in purchasing a service unit. However, tight credit markets have delayed several sales. The Company anticipates selling an additional service unit prior to the end of this calendar year.

     During the fiscal year ending July 31, 2009, management changed its position with regard to the marketing and sales of the concrete leveling service units. Instead of bearing the cost of marketing the units and the cost of training the purchasers with regard to the operation of the units, management has contracted with Stark Concrete Leveling, Inc. ("Stark") to become its exclusive distributor. Stark is owned by Mr. Edward A. Barth, the Company's President. It is through Mr. Barth's effort that the companies' sales were secured. Under the terms of the Distribution Agreement, Stark is responsible for the cost of all marketing and advertising of the concrete leveling service units. In addition, it is responsible for the onsite training for the purchasers in the operation of the service units. In exchange for assuming these obligations and duties, Stark receives a commission of 30% of the sales price of each unit.

     Management is of the belief that the current slow down in the housing market and increased costs of raw materials will create an expanding market for concrete leveling services. The recent sales of the Company's concrete leveling service unit has created a positive feedback from the purchaser. For the short time that the servicing units have been in operation, the purchasers have recognized the market for such services in their area and immediately commence to receive revenues. The Company is of the belief that the successful sales and potential referrals or additional purchases from its current purchasers will expand the Company's sales into the first and second calendar quarter of 2012. The Company currently plans to produce and sell up to six additional concrete leveling servicing units during the next fiscal year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        [LETTERHEAD OF HOBE & LUCAS CERTIFIED PUBLIC ACCOUNTANTS, INC.]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Concrete Leveling Systems, Inc.
Canton, Ohio

     We have audited the balance sheets of Concrete Leveling Systems, Inc. as of July 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Leveling Systems, Inc. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


/s/ Hobe & Lucas
--------------------------------------
Hobe & Lucas
Certified Public Accountants, Inc.
October 19, 2011

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                             July 31, 2011 and 2010

                                                                     2011                 2010
                                                                  ----------           ----------
ASSETS

CURRENT ASSETS
  Cash in bank                                                    $   19,710           $    2,426
  Accounts receivable                                                    365                   --
  Current portion of notes receivable                                 18,538               17,815
  Inventory                                                              262                  613
                                                                  ----------           ----------
      TOTAL CURRENT ASSETS                                            38,875               20,854
                                                                  ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                            1,900                1,900
  Less: Accumulated depreciation                                      (1,900)              (1,382)
                                                                  ----------           ----------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                                 --                  518
                                                                  ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                            38,450               47,246
  Deposits                                                                10                   10
                                                                  ----------           ----------
      TOTAL OTHER ASSETS                                              38,460               47,256
                                                                  ----------           ----------

      TOTAL ASSETS                                                $   77,335           $   68,628
                                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                $   60,475           $   63,782
  Loans from stockholders                                             48,550               17,000
  Other accrued expenses                                              14,088               10,068
                                                                  ----------           ----------
      TOTAL CURRENT LIABILITES                                       123,113               90,850
                                                                  ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
      5,585,418 and 5,136,668 shares issued and
      outstanding at July 31, 2011 and 2010 respectively               5,585                5,137
  Additional paid-in capital                                         244,165              168,363
  Accumulated (deficit)                                             (295,528)            (195,722)
                                                                  ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (45,778)             (22,222)
                                                                  ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   77,335           $   68,628
                                                                  ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                            Statements of Operations
                   For the Years Ended July 31, 2011 and 2010

                                                                   2011                 2010
                                                                ----------           ----------
Equipment and parts sales                                       $   49,899           $  115,661
                                                                ----------           ----------
Cost of Sales                                                       23,266               47,599
                                                                ----------           ----------
Gross Profit                                                        26,633               68,062
                                                                ----------           ----------
EXPENSES
  General & administration                                         126,288              125,988
  Depreciation & amortization                                          518                  633
                                                                ----------           ----------
TOTAL EXPENSES                                                     126,806              126,621
                                                                ----------           ----------
(Loss) from Operations                                            (100,173)             (58,559)
                                                                ----------           ----------
OTHER (EXPENSE)
  Interest income                                                    5,359                1,457
  Interest expense                                                  (4,992)              (2,052)
                                                                ----------           ----------
TOTAL OTHER (EXPENSE)                                                  367                 (595)
                                                                ----------           ----------
Net (Loss) Before Income Taxes                                     (99,806)             (59,154)
Provision for Income Taxes                                              --                   --
                                                                ----------           ----------

Net (Loss)                                                      $  (99,806)          $  (59,154)
                                                                ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted                  $    (0.02)          $    (0.01)
                                                                ==========           ==========
Weighted average number of common shares outstanding
 - basic and fully diluted                                       5,226,538            4,937,730
                                                                ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                       Statements of Stockholders' Equity
                   For the Years Ended July 31, 2011 and 2010

                                         Common Stock
                                    ---------------------        Additional                           Total
                                    Issued           Par          Paid-in        Accumulated       Stockholders'
                                    Shares          Value         Capital         (Deficit)           Equity
                                    ------          -----         -------         ---------           ------
BALANCE, JULY 31, 2009            4,842,918       $  4,843       $ 124,907        $(136,568)        $  (6,818)
                                  ---------       --------       ---------        ---------         ---------
ISSUANCE OF COMMON STOCK
 JANUARY, 2010                      187,500            188          22,312               --            22,500

ISSUANCE OF COMMON STOCK
 JULY, 2010                         106,250            106          21,144               --            21,250

NET (LOSS)                               --             --              --          (59,154)          (59,154)
                                  ---------       --------       ---------        ---------         ---------
BALANCE, JULY 31, 2010            5,136,668       $  5,137       $ 168,363        $(195,722)        $ (22,222)
                                  ---------       --------       ---------        ---------         ---------
ISSUANCE OF COMMON STOCK
 JANUARY, 2011                      178,750            178          35,572               --            35,750

ISSUANCE OF COMMON STOCK
 JULY, 2011                         270,000            270          40,230               --            40,500

NET (LOSS)                               --             --              --          (99,806)          (99,806)
                                  ---------       --------       ---------        ---------         ---------

BALANCE, JULY 31, 2011            5,585,418       $  5,585       $ 244,165        $(295,528)        $ (45,778)
                                  =========       ========       =========        =========         =========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                   For the Years Ended July 31, 2011 and 2010

                                                                    2011               2010
                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                      $(99,806)          $(59,154)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                     518                633
     (Increase) Decrease in accounts receivable                       (365)           (72,500)
     Decrease (Increase) in inventory                                  351             28,999
     (Increase) Decrease in prepaid expenses                            --                 75
     Increase (Decrease) in accounts payable                        72,943             34,450
     Increase (Decrease) in other accrued expenses                   4,020             44,954
                                                                  --------           --------
           NET CASH (USED BY) OPERATING ACTIVITIES                 (22,339)           (22,543)
                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                       8,073              7,439

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                           31,550             17,000

Net Increase (decrease) in cash                                     17,284              1,896
Cash and equivalents - beginning                                     2,426                530
                                                                  --------           --------

CASH AND EQUIVALENTS - ENDING                                     $ 19,710           $  2,426
                                                                  ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                        $    734           $  1,352
                                                                  ========           ========
  Income Taxes                                                    $     --           $     --
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

On January 31, 2011, two stockholders of the Company exchanged accrued rents and management fees totaling $35,750 for 178,750 shares of the Company's common stock

On July 13, 2011, three stockholders of the Company exchanged accrued rents and management fees totaling $40,500 for 270,000 shares of the Company's common stock

                       See notes to financial statements.

                         CONCRETE LEVELING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2011 AND 2010


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectible receivables based on prior experience. The allowance was $-0- at July 31, 2011 and 2010.

NOTES RECEIVABLE

The Company has three notes receivable totaling $56,988 and $65,061 at July 31, 2011 and 2010, respectively. The notes each carry an interest rate of 6.00% and are due at varying dates between October 2012 and March 2016.

ADVERTISING AND MARKETING

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $670 and $377 for the years ended July 31, 2011, and 2010, respectively.

INVENTORIES

Inventories, which consist of parts and supplies, are recorded at the lower of cost or fair market value.

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

                         CONCRETE LEVELING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2011 AND 2010


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2011, current liabilities exceed current assets by $84,238, and total liabilities exceed total assets by $45,778. The Company is of the opinion that funds being received from installment sales of its service units will provide a certain level of cash flow. However, in order to fabricate an improved 2012 model service unit, the Company has found it necessary to borrow funds to purchase the components. Success will be dependent upon management's ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                         CONCRETE LEVELING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2011 AND 2010


NOTE 6 - INCOME TAXES

Income taxes on continuing operations at July 31 include the following:

                                                    2011                2010
                                                   ------              ------

Currently payable                                  $    0              $    0
Deferred                                                0                   0
                                                   ------              ------

  Total                                            $    0              $    0
                                                   ======              ======

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at July 31 is as follows:

                                                     2011                      2010
                                              ------------------        -------------------
                                                           % of                       % of
                                                          Pretax                     Pretax
                                              Income      Amount        Income       Amount
                                              ------      ------        ------       ------
Income taxes per statement of operations     $      0         0%       $      0          0%

Loss for financial reporting purposes
 without tax expense or benefit               (34,000)      (34)%       (20,400)       (34)%
                                             --------      ----        --------       ----

      Income taxes at statutory rate         $(34,000)      (34)%      $(20,400)       (34)%
                                             ========      ====        ========       ====

The components of and changes in the net deferred taxes were as follows:

                                                     2011                2010
                                                   --------            --------
Deferred tax assets:
  Net operating loss carryforwards                 $ 86,100            $ 53,300
  Compensation and Miscellaneous                     13,700              12,600
                                                   --------            --------

Deferred tax assets                                  99,800              65,900

Deferred tax liabilities:
  Depreciation                                          200                 100
                                                   --------            --------

      Total                                          99,600              65,800

Valuation Allowance                                 (99,600)            (65,800)
                                                   --------            --------

Net deferred tax assets:                           $      0            $      0
                                                   ========            ========

                         CONCRETE LEVELING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2011 AND 2010


NOTE 6 - INCOME TAXES (CONTINUED)

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued compensation. No deferred taxes are reflected in the balance sheet at July 31, 2011 or 2010 due to a valuation allowance, which increased by $32,300 and $19,800 in 2011 and 2010, respectively.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

                                                            Expiration
           Year of Loss                   Amount               Date
           ------------                   ------               ----

     Period Ended July 31, 2008          $ 62,781           2/28/2029
     Period Ended July 31, 2009          $ 68,766           2/28/2030
     Period Ended July 31, 2010          $ 25,311           2/28/2031
     Period Ended July 31, 2011          $ 96,481           2/28/2032

These tax periods are subject to examination by major taxing authorities.

There are no interest or tax penalty expenses reflected in the Balance Sheets or Statements of Operations.

NOTE 7 - RELATED PARTIES

The Company leases warehouse and office space from one of its stockholders. Rent paid to this stockholder totaled $15,000 for the years ended July 31, 2011 and 2010. Rent payable to this stockholder was $-0- at both July 31, 2011 and 2010.

The Company paid management fees to three of its stockholders. Management fees paid to these stockholders totaled $59,000 and $30,000 for the years ended July 31, 2011 and 2010, respectively. Management fees payable to these stockholders were $-0- and $4,500 at July 31, 2011 and 2010, respectively.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company's stockholders. The agreement gives the related party exclusive distribution rights for the Company's products. Commission expense totaled $13,500 and $34,500 for the years ended July 31, 2011 and 2010, respectively. The amounts payable to the related party were $36,074 and $32,721 at July 31, 2011 and 2010, respectively.

Three stockholders of the Company loaned a total of $48,550 to the Company at various times during the years ended July 31, 2011 and 2010. The loans carry interest rates from 8% to 12% and are due on demand.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 19, 2011, the date the financial statements were available to be issued. There are no events to report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers and Directors and their respective ages as of July 31, 2011 are as follows:

DIRECTORS

Name of Director:         Age:
-----------------         ----
Suzanne I. Barth           50

Edward A. Barth            53

Eugene H. Swearengin       57

EXECUTIVE OFFICERS

Executive Officer:        Age:       Office:
------------------        ----       -------
Suzanne I. Barth           50        Chief Executive Officer and Chief Financial
                                     Officer

Edward A. Barth            53        President

Eugene H. Swearengin       57        Secretary

     Suzanne I. Barth, age 50, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 22 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

     Edward A. Barth, age 53 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

     Eugene H. Swearengin, age 57, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 33 years. He resides in North Canton, Ohio.

TERM OF OFFICE:

     The Directors of CLS are appointed for a period of one year or until such time as their replacements have been elected by the Shareholders. The Officers of the Corporation are appointed by the Board of Directors and hold office until they are removed by the Board.

SIGNIFICANT EMPLOYEES:

     As of the end of the Company's fiscal year, CLS had three significant employees. Mrs. Suzanne I. Barth, the Company's CEO receives a management fee of $2,500 per month. This management fee became effective on January 1, 2009. Prior to that time, Mrs. Barth received a management fee of $1,000 per month. She will continue to work, at this amount, until such time as the Corporation commences to receive revenue from sales of its product. At such time as the Corporation commences to receive revenues, Mrs. Barth's management fee will be re-evaluated by the Board of Directors. Mr. Edward A. Barth, the Company's President is involved in the ordering of components for the service units and the supervision of the fabrication of the service units. Mr. Barth receives a monthly management fee of $2,000 per month. All fabrication work to be performed and marketing services will be performed on an independent contracting basis with outside companies. Mr. Eugene H. Swearengin is the Company's Secretary. The Corporation does not contemplate hiring any employees until such time as revenues from the business can justify hiring an employee on a full time basis.

ITEM 11. EXECUTIVE COMPENSATION

     The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of CLS by any person for all services rendered in any capacity to CLS for the present fiscal year.

                                                   Other                     Securities
Name and                                           Annual      Restricted    Underlying               All Other
Principal                                          Compen-        Stock       Options/      LTIP       Compen-
Position           Year     Salary($)    Bonus    sation($)    Award(s)($)     SARs($)    Payouts($)   sation($)
--------           ----     ---------    -----    ---------    -----------     -------    ----------   ---------
Suzanne I. Barth,  2010    $30,000.00     0.00       0.00         0.00          0.00        0.00         0.00
President, CEO     2011    $30,000.00     0.00       0.00         0.00          0.00        0.00         0.00

Edward A. Barth,   2011*   $20,000.00     0.00       0.00         0.00          0.00        0.00         0.00
President

Eugene H.          2011*   $ 6,000.00     0.00       0.00         0.00          0.00        0.00         0.00
Swearengin,
Secretary

----------
*    Commenced receiving income during 2011

     The Company has been unable to pay Mrs. Barth for her services and her management fee has been accrued. In January 2011, pursuant to an action of the Board, Mrs. Barth agreed to capitalize the accrued management fee owed to her through January 31, 2011. Mrs. Barth received 97,500 shares of the Company's $0.001 par value common stock, valued at $0.20 per share, in exchange for the $19,500 of accrued and unpaid management fee. On July 13, 2011, pursuant to actions of the Board, Mrs. Barth capitalized an additional $15,000 in accrued and unpaid management fees and received an additional 100,000 shares of its $0.001 par value common stock, valued at $0.15 per share. On January 28, 2010 Mrs. Barth received 125,000 shares of the Company's $0.001 par value common stock, valued at $0.12 per share in exchange for $15,000 of accrued and unpaid salary. On July 26, 2010, Mrs. Barth received 75,000 shares of the Company's $0.001 par value common stock, valued at $0.20 per share in exchange for $15,000 of accrued and unpaid management fee through July 31, 2010. All of the shares issued are considered restricted shares. The value of the shares issued were based upon the bid price for the Company's shares as of the date that the Board of Director's approved the capitalization of the debt.

     The Company was unable to pay Mr. Edward A. Barth for his services and his management fee has been accrued. On January 31, 2011, pursuant to the actions of the Board of Directors, Mr. Barth agreed to capitalize the accrued management fee owed to him through January 31, 2011. In addition, Mr. Barth agreed to capitalize accrued rental expenses owed to him for the lease of the Company's offices. The total amount capitalized was $16,250, consisting of $8,000 of accrued management fee and $8,250 of accrued rental expense. Mr. Barth received

81,250 shares of the Company's $0.001 par value common stock, valued at $0.20 per share. On July 13, 2011, Mr. Barth received an additional 130,000 shares of the Company's $0.001 par value common stock, valued at $0.15 per share, in exchange for $8,000 of accrued management fees and $11,500 of accrued rental expense, through July 31, 2011. All of the shares issued are considered restricted shares and the value of the shares were determined based upon the bid price for the Company's shares as of the date of the Board of Director's approved the capitalization of the debt.

     The Company was unable to pay its Secretary, Mr. Eugene H. Swearengin his management fee for the current fiscal year. Mr. Swearengin commenced receiving a fee of $1,000 per month, effective January 1, 2011. During the fiscal year, he accrued $6,000 in fees. On July 13, 2011, pursuant to actions of the Board of Directors, Mr. Swearengin was offered the ability to capitalize his accrued fees, which he elected to do. Mr. Swearengin received 40,000 shares of the Company's $0.001 par value common stock, valued at $0.15 per share in exchange for the $6,000 in accrued and unpaid fees. All of the shares issued are considered restricted shares. The value of the shares were based upon the bid price for the Company's shares as of the date that the Board of Directors approved the capitalization of the debt.

     The Company currently has three Directors, Mrs. Suzanne I. Barth, Mr. Edward A. Barth and Mr. Eugene H. Swearengin, who are serving as Directors without compensation.

     The Corporation does not have a written employment agreements or consulting agreements with any of the Company's officers. All of the Company's officers work on a part-time basis for the Company and receive a management fee. Mrs. Suzanne I. Barth, receives a fee of $2,500 per month to serve as CEO and COO of the Company. Mr. Edward A. Barth receives a fee of $2,000 per month to serve as President of the Company and Mr. Eugene H. Swearengin receives a fee of $1,000 per month to serve as Secretary of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of July 31, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                             Amount of
                     Name and address        beneficial              Percent of
Class of Stock      of beneficial owner      ownership                 class
--------------      -------------------      ---------                 -----

Common stock      Suzanne I. Barth           2,651,667                 55.36%
                  Director, President and    + 440,417 (owned
                  Chief Executive Officer    directly by her spouse,
                  5046 East Boulevard NW     Edward A. Barth)
                  Canton, OH 44718           Total Shares 3,092,084

Common stock      Edward A. Barth            440,417                   55.36%
                  Incoming President         +2,651,667 (owned
                  5046 East Boulevard NW     directly by his spouse,
                  Canton, OH 44718           Suzanne I. Barth)
                                             Total shares 3,392,084

Common stock      Eugene H. Swearengin       65,000                     1.16%
                  Director and Secretary
                  7855 Freedom Ave., NW
                  North Canton, OH  44720

     Common stock: All Officers and Directors as a group that consist of three individuals as of July 31, 2011 directly owned 3,157,084 shares directly and beneficially, equaling 56.52% of the outstanding shares of common stock.

     The percent of class is based on 5,585,418 shares of common stock issued and outstanding as of July 31, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a list of the principal accountant fees and services for the past year.

     A. Audit Fees            -     $18,020

     B. Audit-Related Fees    -     $     0

     C. Tax Fees              -     $   720

     D. Other Fees            -     $     0

     All of the above auditor's fees were approved by the Directors of the Company. The Company has no audit committee and the Directors of the Board, evaluate and approve all accountant fees.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     A. Financial Statements. 2011 audited financial statements

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

                                        Concrete Leveling Systems, Inc.


                                        By: /s/ Suzanne I. Barth
                                            ------------------------------------
                                            Suzanne I. Barth, CEO


                                        By: /s/ Edward A. Barth
                                            ------------------------------------
                                            Edward A. Barth, President

                                        Date: October 25, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

                                        Concrete Leveling Systems, Inc.

                                        By: /s/ Suzanne I. Barth
                                            ------------------------------------
                                            Suzanne I. Barth, its principal
                                            Executive Officer, its principal
                                            Financial Officer, and its principal
                                            Accounting Officer and Director


                                        By: /s/ Edward A. Barth
                                            ------------------------------------
                                            Edward A. Barth, its President


                                        By: /s/ Eugene H. Swearengin
                                            ------------------------------------
                                            Eugene H. Swearengin, Director

                                        Date: October 25, 2011