Form 10-Q
period 2011-10-31
Concrete Leveling Systems Inc
filed 2011-12-06
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,585,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                       October 31, 2011 and July 31, 2011

                                                                    October 31            July 31
                                                                    ----------           ----------
                                                                    (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                      $    2,789           $   19,710
  Accounts receivable                                                      365                  365
  Current portion of notes receivable                                   20,918               18,538
  Inventory                                                                662                  262
                                                                    ----------           ----------
      Total Current Assets                                              24,734               38,875
                                                                    ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                              1,900                1,900
  Less: Accumulated depreciation                                        (1,900)              (1,900)
                                                                    ----------           ----------
      Total Property, Plant and Equipment                                   --                   --
                                                                    ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                              34,222               38,450
  Deposits                                                                  10                   10
                                                                    ----------           ----------
                                                                        34,232               38,460
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   58,966           $   77,335
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $   80,787           $   60,475
  Notes payable - stockholders                                          48,250               48,550
  Other accrued expenses                                                14,535               14,088
                                                                    ----------           ----------
      Total Current Liabilites                                         143,572              123,113
                                                                    ----------           ----------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    5,585,418 shares issued and outstanding at
    October 31, 2011 and July 31, 2011                                   5,585                5,585
  Additional paid-in capital                                           244,165              244,165
  (Deficit) accumulated during development stage                      (334,356)            (295,528)
                                                                    ----------           ----------
      Total Stockholders' Equity (Deficit)                             (84,606)             (45,778)
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   58,966           $   77,335
                                                                    ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
                For the Three Months Ended Oct 31, 2011 and 2010
                                   (Unaudited)

                                                                   2011                 2010
                                                                ----------           ----------
Equipment and parts sales                                       $       --           $      416
                                                                ----------           ----------

Cost of Sales                                                           --                  183
                                                                ----------           ----------

Gross Margin                                                            --                  233
                                                                ----------           ----------
EXPENSES
  Selling, general and administration                               38,127               30,932
  Depreciation                                                          --                  158
                                                                ----------           ----------
      Total Expenses                                                38,127               31,090
                                                                ----------           ----------

(Loss) from Operations                                             (38,127)             (30,857)

OTHER INCOME (EXPENSE)
  Interest income                                                      801                  954
  Interest expense                                                  (1,502)                (919)
                                                                ----------           ----------
      Total Other Income (Expense)                                    (701)                  35
                                                                ----------           ----------

Net (Loss) Before Income Taxes                                     (38,828)             (30,822)

Provision for Income Taxes                                              --                   --
                                                                ----------           ----------

Net (Loss)                                                      $  (38,828)          $  (30,822)
                                                                ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted                  $    (0.01)          $    (0.01)
                                                                ==========           ==========

Weighted average number of common shares outstanding -
 basic and fully diluted                                         5,585,418            5,136,668
                                                                ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
              For the Three Months Ended October 31, 2011 and 2010
                                   (Unaudited)

                                                               2011               2010
                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $(38,828)          $(30,822)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                  --                158
     (Increase) Decrease in accounts receivable                    --               (416)
     Decrease (Increase) in inventory                            (400)               148
     (Increase) Decrease in prepaid expenses                       --             (5,000)
     Increase (Decrease) in accounts payable                   20,312             18,844
     Increase (Decrease) in other accrued expenses                447                640
                                                             --------           --------
Net cash from (used by) operating activities                  (18,469)           (16,448)
                                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                  1,848              1,889
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (payments to) stockholders                          (300)            12,690
                                                             --------           --------

Net Increase (decrease) in cash                               (16,921)            (1,869)
Cash and equivalents - beginning                               19,710              2,426
                                                             --------           --------

Cash and equivalents - ending                                $  2,789           $    557
                                                             ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $    226           $    277
                                                             ========           ========
  Income Taxes                                               $     --           $     --
                                                             ========           ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                October 31, 2011


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10?Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2011.

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $38,828 for the three months ended October 31, 2011, and has incurred substantial net losses since its inception. At October 31, 2011, current liabilities exceed current assets by $118,838. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009, having experienced sales in excess of $100,000. As of October 31, 2011, CLS has cash assets of $2,789 and outstanding notes receivable from the sale of concrete leveling service units in the amount of $55,140. The Company is currently carrying an inventory valued at $662.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. At the present time, the Company has been in discussions with a potential customer who has expressed interest in purchasing a new concrete leveling service unit trailer. This is a new product for the Company. The concrete leveling trailer service unit is not permanently affixed to a truck bed. Instead, the unit will be affixed to a trailer which will be towed to the job site by a truck. The Company is currently making design modifications to its service unit and plans to produce a trailer service unit in the spring. In addition, the Company has been in discussions with several potential buyers for concrete leveling service units. Although interest has been very high, many of the potential customers are experiencing difficulties in obtaining sufficient financing to purchase the concrete leveling service units.

     CLS continues to have cash flow issues. As of October 31, 2011, it had total current liabilities of $143,572. The Company did not sell any service units during the past quarter. It continues to experience negative income figures for the quarter; however, CLS's sales representative continues to contact potential customers through direct marketing. In addition, the Company is expanding its sales efforts through planned advertising in trade journals.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of concrete leveling units on credit created a small amount of cash flow to the Company during the quarter ended October 31, 2011. The amount received, however, is not sufficient to sustain operations of the Company and the Company has been accruing liabilities during the quarter.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending October 31, 2011 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the three months ending October 31, 2011, CLS did not sell any concrete leveling service units. However, the Company has been in serious discussions with a new customer for a trailer service unit, which the Company expects to be available in the spring of 2012. Although the Company has generated considerable interest in its units, purchasers are finding it difficult to obtain financing to purchase the units. Management of the Company believes that the demand for its product is there, however, until the economy rebounds and credit is more readily available, sales of its concrete leveling units will remain at a low level. Management is encouraged by the increased level of inquiry to the availability of the units and is in discussions with potential purchasers.

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

Exhibit 101 - Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONCRETE LEVELING SYSTEMS, INC.


Date: December 1, 2011          By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                    Edward A. Barth, Principal Executive Officer


Date: December 1, 2011          By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer