Form 10-Q
period 2012-01-31
Concrete Leveling Systems Inc
filed 2012-03-14
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,585,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                       January 31, 2012 and July 31, 2011

                                                                         January 31            July 31
                                                                         ----------           ----------
                                                                         (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                           $      943           $   19,710
  Accounts receivable                                                           300                  365
  Current portion of notes receivable                                        22,183               18,538
  Deposits                                                                    5,000                   --
  Inventory                                                                     721                  262
                                                                         ----------           ----------
      TOTAL CURRENT ASSETS                                                   29,147               38,875
                                                                         ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                                   1,900                1,900
  Less: Accumulated depreciation                                             (1,900)              (1,900)
                                                                         ----------           ----------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                                        --                   --
                                                                         ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                                   31,764               38,450
  Deposits                                                                       10                   10
                                                                         ----------           ----------
                                                                             31,774               38,460
                                                                         ----------           ----------

      TOTAL ASSETS                                                       $   60,921           $   77,335
                                                                         ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       $  102,402           $   60,475
  Notes payable - stockholders                                               52,250               48,550
  Other accrued expenses                                                     16,692               14,088
                                                                         ----------           ----------
      TOTAL CURRENT LIABILITES                                              171,344              123,113
                                                                         ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    5,585,418 shares issued and outstanding at January 31, 2012
     and July 31, 2011                                                        5,585                5,585
  Additional paid-in capital                                                244,165              244,165
  Retained (deficit)                                                       (360,173)            (295,528)
                                                                         ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (110,423)             (45,778)
                                                                         ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $   60,921           $   77,335
                                                                         ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Six Months Ended January 31, 2012
                                   (Unaudited)

                                                             3 Months Ended       6 Months Ended
                                                            January 31, 2012     January 31, 2012
                                                            ----------------     ----------------
Equipment and parts sales                                     $        --           $        --
                                                              -----------           -----------
Cost of Sales                                                          --                    --
                                                              -----------           -----------
Gross Margin                                                           --                    --
                                                              -----------           -----------
Expenses
  Selling, general and administration                              25,025                63,152
  Depreciation                                                         --                    --
                                                              -----------           -----------
Total Expenses                                                     25,025                63,152
                                                              -----------           -----------
(Loss) from Operations                                            (25,025)              (63,152)

Other Income (Expense)
  Interest income                                                     741                 1,542
  Interest expense                                                 (1,533)               (3,035)
                                                              -----------           -----------
Total Other Income (Expense)                                         (792)               (1,493)
                                                              -----------           -----------
Net (Loss) Before Income Taxes                                    (25,817)              (64,645)
Provision for Income Taxes                                             --                    --
                                                              -----------           -----------

Net (Loss)                                                    $   (25,817)          $   (64,645)
                                                              ===========           ===========

Net (Loss) per Share - Basic and Fully Diluted                $     (0.00)          $     (0.01)
                                                              ===========           ===========
Weighted average number of common shares outstanding
 - basic and fully diluted                                      5,585,418             5,585,418
                                                              ===========           ===========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Six Months Ended January 31, 2011
                                   (Unaudited)


                                                            3 Months Ended        6 Months Ended
                                                           January 31, 2011      January 31, 2011
                                                           ----------------      ----------------
Equipment and parts sales                                     $        --           $       416
                                                              -----------           -----------
Cost of Sales                                                          --                   183
                                                              -----------           -----------
Gross Margin                                                           --                   233
                                                              -----------           -----------
Expenses
  Selling, general and administration                              29,362                60,291
  Depreciation                                                        159                   318
                                                              -----------           -----------
Total Expenses                                                     29,521                60,609
                                                              -----------           -----------
(Loss) from Operations                                            (29,521)              (60,376)

Other Income (Expense)
  Interest income                                                   1,290                 2,244
  Interest expense                                                 (1,168)               (2,088)
                                                              -----------           -----------
Total Other Income (Expense)                                          122                   156
                                                              -----------           -----------
Net (Loss) Before Income Taxes                                    (29,399)              (60,220)
Provision for Income Taxes                                             --                    --
                                                              -----------           -----------

Net (Loss)                                                    $   (29,399)          $   (60,220)
                                                              ===========           ===========

Net (Loss) per Share - Basic and Fully Diluted                $     (0.01)          $     (0.01)
                                                              ===========           ===========
Weighted average number of common shares outstanding
 - basic and fully diluted                                      5,137,639             5,137,639
                                                              ===========           ===========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
               For the Six Months Ended January 31, 2012 and 2011
                                   (Unaudited)

                                                                    2012               2011
                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                      $(64,645)          $(60,220)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation                                                       --                318
     (Increase) Decrease in accounts receivable                         65               (892)
     Decrease (Increase) in inventory                                 (459)            (9,175)
     Decrease (Increase) in Deposits                                (5,000)                --
     Increase (Decrease) in accounts payable                        41,927             37,846
     Increase (Decrease) in other accrued expenses                   2,605              2,123
                                                                  --------           --------
           NET CASH FROM (USED BY) OPERATING ACTIVITIES            (25,507)           (30,000)
                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                       3,040              2,613
                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (payments to) stockholders                              3,700             25,450
                                                                  --------           --------

Net Increase (decrease) in cash                                    (18,767)            (1,937)
Cash and equivalents - beginning                                    19,710              2,426
                                                                  --------           --------

Cash and equivalents - ending                                     $    943           $    489
                                                                  ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                        $    451           $    244
                                                                  ========           ========
  Income Taxes                                                    $     --           $     --
                                                                  ========           ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                 January 31 2012


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $25,817 for the three months ended January 31, 2012, and has incurred substantial net losses since its inception. At January 31, 2012, current liabilities exceed current assets by $142,197. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of January 31, 2012, CLS has cash assets of $943 and outstanding notes receivable from the sale of concrete leveling service units in the amount of $53,947. As of January 31, 2012, the Company was carrying inventory valued at $721.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. During this fiscal year, the Company has investigated offering a concrete leveling service unit, mounted on a trailer, as opposed to a truck. This is a new product for the Company. The concrete leveling trailer service unit is not permanently affixed to a truck bed. Instead, the unit will be affixed to a trailer which will be towed to the job site by a truck. The Company is currently making design modifications to its service unit and plans to offer a trailer service unit in the spring. In addition, the Company has been in discussions with several potential buyers for concrete leveling service units. CLS's efforts in marketing its service units to the public has created national exposure for its products.

     The Company has determined that it must maintain an inventory of at least one (1) concrete leveling service unit in order to demonstrate its capabilities to potential customers. Over the past months, CLS has borrowed funds to fabricate a new unit, which will soon be completed. Upon completion, CLS will be showing the new unit to two potential purchasers, each of whom has expressed an interest in purchasing a unit. In addition, CLS is negotiating with a third purchaser for the purchase of a concrete leveling service unit. In the past, financing issues have prevented potential purchasers from buying a service unit, however, CLS has recently been able to locate a company that should be in the position to commence financing service unit purchases. In the event one or all of the potential purchasers contract to purchaser service units, management believes that all units will be fabricated and sold by the end of May, 2012.

     CLS continues to have cash flow issues. As of January 31, 2012, it had total current liabilities of $171,344. The increase in the accounts payable over the Company's year end balance sheet is partially due to the Company seeking to fabricate a new service unit for inventory purposes. The Company did not sell any service units during the past quarter. It continues to experience negative income figures for the quarter, but is hopeful that with the commencement of the new season, interest in the service units will increase.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of concrete leveling units on credit created a small amount of cash flow to the Company during the quarter ended January 31, 2012. The amount received, however, is not sufficient to sustain operations of the Company and the Company has been accruing liabilities during the quarter.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending January 31, 2012 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the three months ending January 31, 2012, CLS did not sell any concrete leveling service units. At present, the Company is negotiating for sales with three interested customers. Two of these customers are waiting to view the service unit, currently being fabricated in operation, prior to making a purchase decision. A third potential purchaser is committed to purchase a new unit, pending receipt of financing. Management of the Company has located a new potential financing source that is currently reviewing an application for the potential purchaser. The Company is hopeful that as the economy rebounds, credit will become more readily available, resulting in additional concrete leveling unit sales.

ITEM 4 - CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, which consists of the Company's Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified by the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

     There were no unregistered sales of equity securities during this quarter.

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

                                      CONCRETE LEVELING SYSTEMS, INC.


Date: March 14, 2012                  By: /s/ Edward A. Barth
                                          --------------------------------------
                                          Edward A. Barth,
                                          Principal Executive Officer


Date: March 14, 2012                  By: /s/ Suzanne I. Barth
                                          --------------------------------------
                                          Suzanne I. Barth,
                                          Principal Financial Officer