Form 10-K/A
period 2011-07-31
Concrete Leveling Systems Inc
filed 2012-06-08
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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


/s/ Hobe & Lucas
--------------------------------------
Hobe & Lucas
Certified Public Accountants, Inc.
Independence, Ohio

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

                                        Date: June 8, 2012

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

                                        Date: June 8, 2012