Form 10-Q/A
period 2012-01-31
Concrete Leveling Systems Inc
filed 2012-06-08
CIK 1414382

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

                                      CONCRETE LEVELING SYSTEMS, INC.


Date: June 8, 2012                    By: /s/ Edward A. Barth
                                          --------------------------------------
                                          Edward A. Barth,
                                          Principal Executive Officer


Date: June 8, 2012                    By: /s/ Suzanne I. Barth
                                          --------------------------------------
                                          Suzanne I. Barth,
                                          Principal Financial Officer