Form 10-Q
period 2012-04-30
Concrete Leveling Systems Inc
filed 2012-06-13
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,585,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                        April 30, 2012 and July 31, 2011

                                                                     April 30              July 31
                                                                    ----------           ----------
                                                                   (Unaudited)            (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                      $       --           $   19,710
  Accounts receivable                                                      796                  365
  Current portion of notes receivable                                   23,397               18,538
  Inventory                                                             13,372                  262
                                                                    ----------           ----------
      Total Current Assets                                              37,565               38,875
                                                                    ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                              1,900                1,900
  Less: Accumulated depreciation                                        (1,900)              (1,900)
                                                                    ----------           ----------
      Total Property, Plant and Equipment                                   --                   --
                                                                    ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                              29,269               38,450
  Deposits                                                                  10                   10
                                                                    ----------           ----------
                                                                        29,279               38,460
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   66,844           $   77,335
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $  124,138           $   60,475
  Cash overdraft                                                            41                   --
  Notes payable - stockholders                                          60,250               48,550
  Other accrued expenses                                                17,662               14,088
                                                                    ----------           ----------
      Total Current Liabilites                                         202,091              123,113
                                                                    ----------           ----------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    5,585,418 shares issued and outstanding at
     April 30, 2012 and July 31, 2011                                    5,585                5,585
  Additional paid-in capital                                           244,165              244,165
  Retained (deficit)                                                  (384,997)            (295,528)
                                                                    ----------           ----------
      Total Stockholders' Equity (Deficit)                            (135,247)             (45,778)
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   66,844           $   77,335
                                                                    ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Nine Months Ended April 30, 2012
                                   (Unaudited)

                                                        3 Months             9 Months
                                                          Ended                Ended
                                                      April 30, 2012       April 30, 2012
                                                      --------------       --------------
Equipment and parts sales                               $      467           $      467
                                                        ----------           ----------

Cost of Sales                                                  299                  299
                                                        ----------           ----------

Gross Margin                                                   168                  168
                                                        ----------           ----------
Expenses
  Selling, general and administration                       24,059               87,210
  Depreciation                                                  --                   --
                                                        ----------           ----------
      Total Expenses                                        24,059               87,210
                                                        ----------           ----------

(Loss) from Operations                                     (23,891)             (87,042)

Other Income (Expense)
  Interest income                                              680                2,223
  Interest expense                                          (1,615)              (4,650)
                                                        ----------           ----------
      Total Other Income (Expense)                            (935)              (2,427)
                                                        ----------           ----------

Net (Loss) Before Income Taxes                             (24,826)             (89,469)

Provision for Income Taxes                                      --                   --
                                                        ----------           ----------

Net (Loss)                                              $  (24,826)          $  (89,469)
                                                        ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)          $    (0.02)
                                                        ==========           ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   5,585,418            5,585,418
                                                        ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
               For the Three and Nine Months Ended April 30, 2011
                                   (Unaudited)

                                                        3 Months             9 Months
                                                          Ended                Ended
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
                                                        ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended April 30, 2012 and 2011
                                   (Unaudited)

                                                               2012               2011
                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $(89,469)          $(84,413)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                  --                476
     (Increase) Decrease in accounts receivable                  (431)              (371)
     Decrease (Increase) in inventory                         (13,110)           (10,657)
     Increase (Decrease) in accounts payable                   63,663             56,065
     Increase in cash overdraft                                    41                 --
     Increase (Decrease) in other accrued expenses              3,576              2,860
                                                             --------           --------
Net cash from (used by) operating activities                  (35,730)           (36,040)
                                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                  4,320              3,111
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (payments to) stockholders                        11,700             31,550
                                                             --------           --------

Net Increase (decrease) in cash                               (19,710)            (1,379)
Cash and equivalents - beginning                               19,710              2,426
                                                             --------           --------

Cash and equivalents - ending                                $     --           $  1,047
                                                             ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $    229           $    243
                                                             ========           ========
  Income Taxes                                               $     --           $     --
                                                             ========           ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                 April 30, 2012


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $24,826 for the three months ended April 30, 2012, and has incurred substantial net losses since its inception. At April 30, 2012, current liabilities exceed current assets by $164,526. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of April 30, 2012, CLS has no cash assets and has outstanding notes receivable from the sale of concrete leveling service units in the amount of $52,666. As of April 30, 2012, the Company was carrying inventory valued at $13,372.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. During the past quarter, CLS has been in serious discussions with several individuals to purchase concrete leveling service units. Management has received indications from potential purchasers that financing arrangements may be put into place during the current fiscal quarter. CLS's efforts in marketing its service units to the public have created national exposure for its products.

     The Company has determined that it must maintain an inventory of at least one (1) concrete leveling service unit in order to demonstrate its capabilities to potential customers. Over the past months, CLS has borrowed funds to fabricate a new unit, which will soon be completed. In the past, financing issues have prevented potential purchasers from buying a service unit, however, CLS has recently been able to locate a company that should be in the position to commence financing service unit purchases. In the event one or more purchase contracts are entered into, management believes that these units will be fabricated and sold by the end of the Company's fiscal year.

     CLS continues to have cash flow issues. As of April 30, 2012, it had total current liabilities of $202,091. The increase in the accounts payable over the Company's year end balance sheet is partially due to the Company seeking to fabricate a new service unit for inventory purposes. The Company did not sell any service units during the past quarter. It continues to experience negative income figures for the quarter, but is hopeful that with the commencement of the new season, interest in the service units will increase.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of concrete leveling units on credit created a small amount of cash flow to the Company during the quarter ended April 30, 2012. The amount received, however, is not sufficient to sustain operations of the Company and the Company has been accruing liabilities during the quarter.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending April 30, 2012 and does not anticipate any immediate need for material capital expenditures over the next quarter. The major shareholder of the Company has lent funds to the Company during the past quarter in order to fabricate a concrete leveling service unit for sale.

     Result of Operations. During the three months ending April 30, 2012, CLS did not sell any concrete leveling service units. At present, the Company is negotiating for sales with two interested customers. The customers are waiting to view the service unit in operation, prior to making a purchase decision. The Company is currently completing fabrication of the service unit so it can be demonstrated to the potential purchasers. Management of the Company has located a potential financing source for its customers. At present, applications are being placed with the financing source by individuals interested in purchasing a concrete leveling service unit. The Company is hopeful that as the economy rebounds, credit will become more readily available, resulting in additional concrete leveling unit sales.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended April 30, 2012 that have materially effected, or are reasonably likely to materially effect, the internal controls over financial reporting.

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

ITEM 4 - MINE SAFETY DISCLOSURES

     Not Applicable.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) - Certification
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) - Certification
Exhibit 32   - Section 1350 - Certification
Exhibit 101  - Interactive Data Files Pursuant to Rule 405 of Regulation S-T

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONCRETE LEVELING SYSTEMS, INC.


Date: June 11, 2012            By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                    Edward A. Barth, Principal Executive Officer


Date: June 11, 2012            By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer