Form 10-K
period 2012-07-31
Concrete Leveling Systems Inc
filed 2012-10-29
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2012

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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $291,360. This value is based upon the price at which the common equity was last sold.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer  [ ]   Non-accelerated filer [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 29, 2012. 6,395,418 $0.001 par value common shares

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Form SB-2 with exhibits filed January 16, 2008.

                                TABLE OF CONTENTS

Number                         Item in Form 10-K                        Page No.
------                         -----------------                        --------
 1        Business                                                             3

 2        Properties                                                           4

 3        Legal Proceedings                                                    4

 5        Market for Registrant's Common Equity, Related Stock holder Matters
          and Issuer Purchases of Equity Securities                            4

 7        Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                 5

 8        Financial Statements and Supplementary Data                          7

 9        Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                16

9A        Controls and Procedures                                             16

10        Directors and Executive Officers of the Registrant                  17

11        Executive Compensation                                              18

12        Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                         20

13        Certain Relationships and Related Transactions, and Director
          Independence                                                        21

14        Principal Accountant Fees and Services                              21

15        Exhibits and Financial Statement Schedules                          22

Signatures                                                                    23

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

     There are other concrete leveling service units of a similar nature, currently being manufactured in the United States. Although CLS believes that the design changes it has made to the units create a superior unit and, therefore, competitive in the market, CLS recognizes that there is a limited market for these units and there are existing manufacturers in the market that have more experience in the marketing of these units. CLS management has, however, been directly involved in the concrete leveling business for the past 12 years and, therefore, has direct knowledge as to the operations of the concrete leveling service unit, as well as the variety of applications to which is can be used.

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

     CLS has three full time employees, Mrs. Suzanne I. Barth (the majority shareholder, a director and the Company's CEO), Mr. Edward A. Barth, the Company's President and Mr. Eugene H. Swearengin, the Company's Secretary. Mrs. Barth receives a management fee of $2,500 per month, Mr. Barth received a management fee of $2,000 per month and Mr. Swearengin received a management fee of $1,000 per month. All other services required by the Corporation are performed by independent contractors under the direction of Mr. and Mrs. Barth.

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

ITEM 3. LEGAL PROCEEDINGS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION ON COMMON STOCK. The Company's stock commenced trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol CLEV on June 25, 2010. There have been no dividends issued by the Company. The volume of shares sold since trading began has been very small. To the best of the Company's knowledge, all trades have involved actual sales and not inter-broker transactions. As of the end of the Company's fiscal year, there are approximately 31 holders of CLS's common shares. The following demonstrates the price of the Company's common stock for the last two fiscal years:

                                             Fiscal Year Ended July 31
                                             -------------------------
                                          2012                      2011
                                    ----------------          ---------------
                                    High         Low          High        Low
                                    ----         ---          ----        ---
First Quarter                      $0.26*       $0.07*       $0.25       $0.20
Second Quarter                     $0.07*       $0.08*       $0.30       $0.20
Third Quarter                      $0.13*       $0.24*       $0.39       $0.23
Fourth Quarter                     $0.14*       $0.15*       $0.43       $0.16

----------
*    The figures reflected in this table are bid prices.

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

RECENT SALE OF EQUITY SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT.

     During the Company's fiscal year, it issued a total of 300,000 shares of its $0.001 par value common stock to Mrs. Suzanne I. Barth, in satisfaction of the accrued management fees owed by the Company to Mrs. Barth in the amount of $30,000. These shares were issued on July 19, 2012 at a rate of $0.10 per share, based upon the bid price for the shares on July 13, 2012. In addition, the Company issued 390,000 shares of its $0.001 par value common stock to Mr. Edward
A. Barth, in satisfaction of accrued management fees and rents in the amount of $39,000. These shares were issued on July 19, 2012 at the rate of $0.10 per share, based upon the bid price for the shares on July 13, 2012

     The Board of Directors also approved the capitalization of accrued fees owed to Mr. Eugene H. Swearengin, an officer of the Company. Mr. Swearengin received 120,000 shares of the Company's $0.001 par value common stock in satisfaction of $12,000 of accrued management fees. These shares were issued on July19, 2012 and valued at $0.10 per share, based upon the bid price of $0.10 for the shares on July 13, 2012. All of the shares were issued pursuant to
Section 4(2) of the Securities Act of 1933. All of the shares are restricted securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THE PURPOSE OF THIS DISCUSSION AND ANALYSIS IS TO ENHANCE THE UNDERSTANDING AND EVALUATION OF THE RESULTS OF OPERATIONS, FINANCIAL POSITIONS, CASH FLOWS, INDEBTEDNESS AND OTHER KEY FINANCIAL INFORMATION OF CLS FOR THE FISCAL YEARS 2011 AND 2012. FOR A MORE COMPLETE UNDERSTANDING OF THIS DISCUSSION PLEASE READ THE NOTES TO FINANCIAL STATEMENTS INCLUDING IN THIS REPORT.

     LIQUIDITY AND CAPITAL RESOURCES. The Company foresees a need for liquidity over the next twelve months. The Company is of the opinion that funds being received from installment sales of its service units will provide a low level of cash flow. The Company, however, lacks funds to establish inventory in the form of completed service units, due to the lack of liquidity. At present, the Company borrows funds from its shareholders to meet liquidity demands and plans to continue this practice over the next year.

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

     RESULTS OF OPERATIONS. CLS became an operating company during fiscal year ended July 31, 2010. During the last fiscal year, CLS has not sold a new unit and had negligible sales for the year. The Company continues to receive payments on the self-financed portion of the service units sold during the fiscal year ending July 31, 2010 and sold after the close of this fiscal year. The Company was in serious negotiations with several potential customers during the last fiscal year; however, financing concerns continue to plague the Company. The Company was able to sell a concrete leveling unit after the close of this current fiscal year. Management is encouraged with the recent sale of these units and the positive feedback that its customers have received in operating the units. In addition to the prospect of additional sales within the region that it sold its servicing units, management is also encouraged with the knowledge that it can now produce the unit at a reduced cost, due to the fact that it has been recognized as an OEM manufacturer by the manufacturer of the purchased components, thus enabling the Company to purchase these components at a reduced rate. CLS has now sold a total of four new service units. The largest factor the Company experiences in failing to sell more service units is the inability of purchasers to obtain capital necessary to purchase the units.

     In order to increase interest in the service units, the Company is planning to attend several trade shows, both in the United States and Canada. The first trade show will occur in Canada at the end of November, 2012.

     During the fiscal year ending July 31, 2009, management changed its position with regard to the marketing and sales of the concrete leveling service units. Instead of bearing the cost of marketing the units and the cost of training the purchasers with regard to the operation of the units, management has contracted with Stark Concrete Leveling, Inc. ("Stark") to become its exclusive distributor. Stark is owned by Mr. Edward A. Barth, the Company's President. It is through Mr. Barth's effort that the companies' sales were secured. Under the terms of the Distribution Agreement, Stark is responsible for the cost of all marketing and advertising of the concrete leveling service units. In addition, it is responsible for the onsite training for the purchasers in the operation of the service units. In exchange for assuming these obligations and duties, Stark receives a commission of thirty percent (30%) of the sales price of each unit.

     The recent sales of the Company's concrete leveling service unit has created positive feedback from the purchasers. For the short time that the servicing units have been in operation, the purchasers have recognized the market for such services in their area and immediately commence to receive revenues. The Company is of the belief that the successful sales and potential referrals or additional purchases from its current purchasers will expand the Company's sales into the first and second calendar quarter of 2013. The Company currently plans to produce and sell up to four additional concrete leveling servicing units during the next fiscal year.

     OFF BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements involving the Company at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOBE & LUCAS
CERTIFIED PUBLIC ACCOUNTANTS, INC.
                                                   4807 Rockside Road, Suite 510
                                                        Independence, Ohio 44131
                                                             Tel: (216) 524-8900
                                                             Fax: (216) 524-8777
Edward A. Barth
Concrete Leveling Systems, Inc.
5046 East Boulevard Northwest
Canton, Ohio  44718

                         CONSENT OF INDEPENDENT AUDITORS

This firm was the independent auditor for Concrete Leveling Systems, Inc. as of July 31, 2012 and 2011, and for the years then ended. In this context, we understand that the Company is filing a Form 10-K with the Securities and Exchange Commission.

Pursuant to Item 601(b) (23) of Regulation S-K, this letter will serve as our consent for the Company to file with the Form 10-K our Report of Independent Registered Public Accounting Firm dated September 21, 2010 for the years ended July 31, 2012 and 2011, and to the reference of Hobe & Lucas, Certified Public Accountants, Inc., therein.


                                                 /s/ Hobe & Lucas CPAs Inc.
                                                 -------------------------------
                                                 Hobe & Lucas CPAs Inc.

Independence, Ohio
October 15, 2012

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                             July 31, 2012 and 2011

                                                                       2012                 2011
                                                                    ----------           ----------
ASSETS

CURRENT ASSETS
  Cash in bank                                                      $    9,658           $   19,710
  Accounts receivable                                                      800                  365
  Current portion of notes receivable                                   25,838               18,538
  Inventory                                                             14,971                  262
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                              51,267               38,875
                                                                    ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                              1,900                1,900
  Less: Accumulated depreciation                                        (1,900)              (1,900)
                                                                    ----------           ----------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                                   --                   --
                                                                    ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                              48,231               38,450
  Deposits                                                                  10                   10
                                                                    ----------           ----------
                                                                        48,241               38,460
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   99,508           $   77,335
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $   51,547           $   60,475
  Notes payable - stockholders                                          62,750               48,550
  Deferred revenue                                                      50,000                   --
  Other accrued expenses                                                18,723               14,088
                                                                    ----------           ----------
      TOTAL CURRENT LIABILITES                                         183,020              123,113
                                                                    ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   6,395,418 and 5,585,418 shares issued and outstanding
    at July 31, 2012 and 2011, respectively                              6,395                5,585
  Additional paid-in capital                                           324,355              244,165
  Accumulated (deficit)                                               (414,262)            (295,528)
                                                                    ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (83,512)             (45,778)
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   99,508           $   77,335
                                                                    ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
                   For the Years Ended July 31, 2012 and 2011

                                                           2012                 2011
                                                        ----------           ----------
Equipment and parts sales                               $      767           $   49,899
                                                        ----------           ----------
Cost of Sales                                                  138               23,266
                                                        ----------           ----------
Gross Margin                                                   629               26,633
                                                        ----------           ----------
EXPENSES
  Selling, general and administration                      115,714              126,288
  Depreciation                                                  --                  518
                                                        ----------           ----------
TOTAL EXPENSES                                             115,714              126,806
                                                        ----------           ----------
(Loss) from Operations                                    (115,085)            (100,173)

OTHER INCOME (EXPENSE)
  Interest income                                            2,842                5,359
  Interest expense                                          (6,491)              (4,992)
                                                        ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                                (3,649)                 367
                                                        ----------           ----------
Net (Loss) Before Income Taxes                            (118,734)             (99,806)
Provision for Income Taxes                                      --                   --
                                                        ----------           ----------

NET (LOSS)                                              $ (118,734)          $  (99,806)
                                                        ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.02)          $    (0.02)
                                                        ==========           ==========
Weighted average number of common
 shares outstanding - basic and fully diluted            5,611,975            5,226,538
                                                        ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                       Statements of Stockholders' Equity
                   For the Years Ended July 31, 2012 and 2011


                                                                 Additional                           Total
                                    Issued           Par          Paid-in        Accumulated       Stockholders'
                                    Shares          Value         Capital         (Deficit)           Equity
                                    ------          -----         -------         ---------           ------
Balance, July 31, 2010            5,136,668       $  5,137       $ 168,363        $(195,722)        $ (22,222)
                                  ---------       --------       ---------        ---------         ---------
Issuance of Common Stock
 January, 2011                      178,750            178          35,572               --            35,750

Issuance of Common Stock
 July, 2011                         270,000            270          40,230               --            40,500

Net (Loss)                               --             --              --          (99,806)          (99,806)
                                  ---------       --------       ---------        ---------         ---------
Balance, July 31, 2011            5,585,418          5,585         244,165         (295,528)          (45,778)
                                  ---------       --------       ---------        ---------         ---------
Issuance of Common Stock
 July, 2012                         810,000            810          80,190               --            81,000

Net (Loss)                               --             --              --         (118,734)         (118,734)
                                  ---------       --------       ---------        ---------         ---------

Balance July 31, 2012             6,395,418       $  6,395       $ 324,355        $(414,262)        $ (83,512)
                                  =========       ========       =========        =========         =========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                   For the Years Ended July 31, 2012 and 2011

                                                                     2012                 2011
                                                                  ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                      $ (118,734)          $  (99,806)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation                                                         --                  518
     (Increase) Decrease in accounts receivable                         (435)                (365)
     Decrease (Increase) in inventory                                (14,709)                 351
     Increase (Decrease) in accounts payable                          72,072               72,943
     Increase in deferred revenue                                     25,000                   --
     Increase (Decrease) in other accrued expenses                     4,635                4,020
                                                                  ----------           ----------
NET CASH FROM (USED BY) OPERATING ACTIVITIES                         (32,171)             (22,339)
                                                                  ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                         7,919                8,073
                                                                  ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (payments to) stockholders                               14,200               31,550
                                                                  ----------           ----------
Net Increase (decrease) in cash                                      (10,052)              17,284
Cash and equivalents - beginning                                      19,710                2,426
                                                                  ----------           ----------

CASH AND EQUIVALENTS - ENDING                                     $    9,658           $   19,710
                                                                  ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                        $      913           $      734
                                                                  ==========           ==========
  Income Taxes                                                    $       --           $       --
                                                                  ==========           ==========

On January 31, 2011, two stockholders of the Company exchanged accrued rents and management fees totaling $35,750 for 178,750 shares of the Company's common stock.

On July 13, 2011, three stockholders of the Company exchanged accrued rents and management fees totaling $40,500 for 270,000 shares of the Company's common stock.

On July 16, 2012, the Company financed the purchase of one of its units by a customer. The sale was not completed in the current year.

On July 19, 2012, three stockholders of the Company exchanged accrued rents and management fees totaling $81,000 for 810,000 shares of the Company's common stock.

                       See notes to financial statements.

                         CONCRETE LEVELING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2012 AND 2011


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

REVENUE RECOGNITION

The Company recognizes revenue when product is shipped or when picked up by the customer.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectible receivables based on prior experience. The allowance was $-0- at July 31, 2012 and 2011.

NOTES RECEIVABLE

The Company has three notes receivable totaling $49,069 and $56,988 at July 31, 2012 and 2011, respectively. The notes each carry an interest rate of 6.00% and are due at varying dates between October 2012 and March 2016. The notes are secured by equipment.

As of July 16, 2012, the Company has an additional note receivable in the amount of $25,000. This note carries an interest rate of 8.00%. Monthly payments are due beginning October 1, 2012, continuing until September 1, 2017. The note is secured by equipment.

ADVERTISING AND MARKETING

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $1,650 and $670 for the years ended July 31, 2012, and 2011, respectively.

INVENTORIES

Inventories, which consist of parts and work in progress, are recorded at the lower of cost or fair market value.

                         CONCRETE LEVELING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2012 AND 2011


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GOING CONCERN

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2012, current liabilities exceed current assets by $131,753, and total liabilities exceed total assets by $83,512. The Company is of the opinion that funds being received from installment sales of its service units will provide a certain level of cash flow. However, in order to fabricate an improved 2012 model service unit, the Company has found it necessary to borrow funds to purchase the components. Success will be dependent upon management's ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                         CONCRETE LEVELING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2012 AND 2011


NOTE 5 - OPERATING SEGMENT

The Company operates in one reportable segment, concrete leveling systems sales.

NOTE 6 - INCOME TAXES

Income taxes on continuing operations at July 31 include the following:

                                                      2012              2011
                                                    --------          --------

Currently payable                                   $      0          $      0
Deferred                                                   0                 0
                                                    --------          --------

Total                                               $      0          $      0
                                                    ========          ========

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at July 31 is as follows:

                                                               2012                     2011
                                                        -------------------       ------------------
                                                                      % of                     % of
                                                                     Pretax                   Pretax
                                                        Income       Amount       Income      Amount
                                                        ------       ------       ------      ------
Income taxes per statement of operations               $      0          0%      $      0         0%
Loss for financial reporting purposes without tax
 expense or benefit                                     (38,500)       (34)%      (34,000)      (34)%
                                                       --------      -----       --------     -----

Income taxes at statutory rate                         $(38,500)       (34)%     $(34,000)      (34)%
                                                       ========      =====       ========     =====

The components of and changes in the net deferred taxes were as follows:


                                                      2012              2011
                                                    --------          --------
Deferred tax assets:
  Net operating loss carryforwards                  $124,600          $ 86,100
  Compensation and Miscellaneous                      15,600            13,700
                                                    --------          --------
Deferred tax assets                                  140,200            99,800
                                                    --------          --------
Deferred tax liabilities:
  Depreciation                                           100               200
                                                    --------          --------
Total                                                140,100            99,600
                                                    --------          --------
Valuation Allowance                                 (140,100)          (99,600)
                                                    --------          --------

Net deferred tax assets:                            $      0          $      0
                                                    ========          ========

                         CONCRETE LEVELING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2012 AND 2011


NOTE 6 - INCOME TAXES (CONTINUED)

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued compensation. No deferred taxes are reflected in the balance sheet at July 31, 2012 or 2011 due to a valuation allowance, which increased by $40,500 and $32,300 in 2012 and 2011, respectively.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

                                                                      Expiration
Year of Loss                                       Amount                Date
------------                                       ------                ----
Period Ended July 31, 2008                        $ 62,781             2/28/2029
Period Ended July 31, 2009                        $ 68,766             2/28/2030
Period Ended July 31, 2010                        $ 25,311             2/28/2031
Period Ended July 31, 2011                        $ 96,481             2/28/2032
Period Ended July 31, 2012                        $113,230             2/28/2033

Tax periods ended July 31, 2009, 2010, 2011, and 2012 are subject to examination by major taxing authorities.

There are no interest or tax penalty expenses reflected in the Balance Sheets or Statements of Operations.

NOTE 7 - RELATED PARTIES

The Company leases warehouse and office space from one of its stockholders. Rent paid to this stockholder totaled $15,000 for the years ended July 31, 2012 and 2011. Rent payable to this stockholder was $-0- at both July 31, 2012 and 2011. Accounts payable totaling $15,000 were converted to common stock during each of the years ended July 31, 2012 and 2011.

The Company paid management fees to three of its stockholders. Management fees paid to these stockholders totaled $66,000 and $59,000 for the years ended July 31, 2012 and 2011, respectively. Management fees payable to these stockholders were $-0- at July 31, 2012 and 2011, respectively. Accounts payable totaling $66,000 and 59,000 were converted to common stock during the years ended July 31, 2012 and 2011, respectivley

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company's stockholders. The agreement gives the related party exclusive distribution rights for the Company's products. Commission expense totaled $-0- and $13,500 for the years ended July 31, 2012 and 2011, respectively. The amounts payable to the related party were $36,074 at July 31, 2012 and 2011.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2012 and 2011. The loans carry interest rates from 8% to 12% and are due on demand.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 15, 2012, the date the financial statements were available to be issued. There are no events to report.

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

     MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d - 15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the frame work in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2012.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers and Directors and their respective ages as of July 31, 2012 are as follows:

DIRECTORS

Name of Director:                   Age:
-----------------                   ----
Suzanne I. Barth                     51
Edward A. Barth                      54
Eugene H. Swearengin                 58

EXECUTIVE OFFICERS

Executive Officer:                  Age:       Office:
------------------                  ----       -------
Suzanne I. Barth                     51        Chief Executive Officer and Chief
                                               Financial Officer
Edward A. Barth                      54        President
Eugene H. Swearengin                 58        Secretary

     Suzanne I. Barth, age 51, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 23 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

     Edward A. Barth, age 54 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

     Eugene H. Swearengin, age 58, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 34 years. He resides in North Canton, Ohio.

TERM OF OFFICE:

     The Directors of CLS are appointed for a period of one year or until such time as their replacements have been elected by the Shareholders. The Officers of the Corporation are appointed by the Board of Directors and hold office until they are removed by the Board.

SIGNIFICANT EMPLOYEES:

     As of the end of the Company's fiscal year, CLS had three significant employees. Mrs. Suzanne I. Barth, the Company's CEO receives a management fee of $2,500 per month. This management fee became effective on January 1, 2009. Prior to that time, Mrs. Barth received a management fee of $1,000 per month. She will continue to work, at this amount, until such time as the Corporation commences to receive revenue from sales of its product. At such time as the Corporation commences to receive revenues, Mrs. Barth's management fee will be re-evaluated by the Board of Directors. Mr. Edward A. Barth, the Company's President is involved in the ordering of components for the service units and the supervision of the fabrication of the service units. Mr. Barth receives a monthly management fee of $2,000 per month. All fabrication work to be performed and marketing services will be performed on an independent contracting basis with outside companies. Mr. Eugene H. Swearengin is the Company's Secretary, who receives a monthly management fee of $1,000 per month. The Corporation does not contemplate hiring any employees until such time as revenues from the business can justify hiring an employee on a full time basis.

ITEM 11. EXECUTIVE COMPENSATION

     The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of CLS by any person for all services rendered in any capacity to CLS for the present fiscal year.

                                                   Other                     Securities
Name and                                           Annual      Restricted    Underlying               All Other
Principal                                          Compen-        Stock       Options/      LTIP       Compen-
Position           Year     Salary($)    Bonus    sation($)    Award(s)($)     SARs($)    Payouts($)   sation($)
--------           ----     ---------    -----    ---------    -----------     -------    ----------   ---------
Suzanne I. Barth,  2011    $30,000.00     0.00       0.00         0.00          0.00        0.00         0.00
President, CEO     2012    $30,000.00     0.00       0.00         0.00          0.00        0.00         0.00

Edward A. Barth,   2011*   $20,000.00     0.00       0.00         0.00          0.00        0.00         0.00
President          2012    $24,000.00     0.00       0.00         0.00          0.00        0.00         0.00

Eugene H.          2011*   $ 6,000.00     0.00       0.00         0.00          0.00        0.00         0.00
Swearengin,        2012    $12,000.00     0.00       0.00         0.00          0.00        0.00         0.00
Secretary

----------
*    Commenced receiving income during 2011

     The Company has been unable to pay Mrs. Barth for her services and her management fee has been accrued. In July 2012, pursuant to an action of the Board, Mrs. Barth agreed to capitalize the accrued management fee owed to her through July 31, 2012. Mrs. Barth received 300,000 shares of the Company's $0.001 par value common stock, valued at $0.10 per share, in exchange for the $30,000 of accrued and unpaid management fee. In January 2011, pursuant to an action of the Board, Mrs. Barth agreed to capitalize the accrued management fee owed to her through January 31, 2011. Mrs. Barth received 97,500 shares of the Company's $0.001 par value common stock, valued at $0.20 per share, in exchange for the $19,500 of accrued and unpaid management fee. On July 13, 2011, pursuant to actions of the Board, Mrs. Barth capitalized an additional $15,000 in accrued and unpaid management fees and received an additional 100,000 shares of its $0.001 par value common stock, valued at $0.15 per share. All of the shares issued are considered restricted shares and the value of the shares issued in 2012 were determined based upon the bid price for the Company's shares on July 13, 2012.

     The Company was unable to pay Mr. Edward A. Barth for his services and his management fee has been accrued. In July 2012, pursuant to an action of the Board, Mr. Barth agreed to capitalize the accrued management fee owed to him through July 31, 2012. Mr. Barth received 390,000 shares of the Company's $0.001 par value common stock, valued at $0.10 per share, in exchange for accrued rent of $15,000 and accrued management fee owed through July 31, 2012. The Company has been unable to pay Mr. Barth for rental expenses owed or for the management fee owed to him. On January 31, 2011, pursuant to the actions of the Board of Directors, Mr. Barth agreed to capitalize the accrued management fee owed to him through January 31, 2011. In addition, Mr. Barth agreed to capitalize accrued rental expenses owed to him for the lease of the Company's offices. The total amount capitalized was $16,250, consisting of $8,000 of accrued management fee and $8,250 of accrued rental expense. Mr. Barth received 81,250 shares of the Company's $0.001 par value common stock, valued at $0.20 per share. On July 13, 2011, Mr. Barth received an additional 130,000 shares of the Company's $0.001 par value common stock, valued at $0.15 per share, in exchange for $8,000 of accrued management fees and $11,500 of accrued rental expense, through July 31, 2011. All of the shares issued are considered restricted shares and the value of the shares issued in 2012 were determined based upon the bid price for the Company's shares as of July 13, 2012.

     The Company was unable to pay its Secretary, Mr. Eugene H. Swearengin his management fee of $12,000 for the current fiscal year. In July 2012, pursuant to an action of the Board, Mr. Swearengin agreed to capitalize the accrued management fee owed to him through July 31, 2012. Mr. Swearengin received 120,000 shares of the Company's $0.001 par value common stock, valued at $0.10 per share, in exchange for accrued management fee owed through July 31, 2012. Mr. Swearengin commenced receiving a fee of $1,000 per month, effective January 1, 2011. During the fiscal year, he accrued $6,000 in fees. On July 13, 2011, pursuant to actions of the Board of Directors, Mr. Swearengin was offered the ability to capitalize his accrued fees, which he elected to do. Mr. Swearengin received 40,000 shares of the Company's $0.001 par value common stock, valued at $0.15 per share in exchange for the $6,000 in accrued and unpaid fees. All of the shares issued are considered restricted shares. The value of the shares issued in 2012 were based upon the bid price for the Company's shares as of July 13, 2012.

     The Company currently has three Directors, Mrs. Suzanne I. Barth, Mr. Edward A. Barth and Mr. Eugene H. Swearengin, who are serving as Directors without compensation.

     The Corporation does not have written employment agreements or consulting agreements with any of the Company's officers. All of the Company's officers work on a part-time basis for the Company and receive a management fee. Mrs. Suzanne I. Barth, receives a fee of $2,500 per month to serve as CEO and COO of the Company. Mr. Edward A. Barth receives a fee of $2,000 per month to serve as President of the Company and Mr. Eugene H. Swearengin receives a fee of $1,000 per month to serve as Secretary of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of July 31, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                             Amount of
                     Name and address        beneficial              Percent of
Class of Stock      of beneficial owner      ownership                 class
--------------      -------------------      ---------                 -----
Common stock      Suzanne I. Barth           2,951,667                 59.14%
                  Director, President and    + 830,417 (owned
                  Chief Executive Officer    directly by her spouse,
                  5046 East Boulevard NW     Edward A. Barth)
                  Canton, OH 44718           Total Shares 3,782,084

Common stock      Edward A. Barth            830,417                   59.14%
                  Incoming President         +2,951,667 (owned
                  5046 East Boulevard NW     directly by his spouse,
                  Canton, OH 44718           Suzanne I. Barth)
                                             Total shares 3,782,084

Common stock      Eugene H. Swearengin       185,000                    2.89%
                  Director and Secretary
                  7855 Freedom Ave., NW
                  North Canton, OH  44720

     Common stock: All Officers and Directors as a group that consist of three individuals as of July 31, 2012 directly owned 3,967,084 shares directly and beneficially, equaling 62.03% of the outstanding shares of common stock.

     The percent of class is based on 6,395,418 shares of common stock issued and outstanding as of July 31, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a list of the principal accountant fees and services for the past year.

                                             2012              2011
                                             ----              ----
     A. Audit Fees            -            $17,300           $18,020

     B. Audit-Related Fees    -            $     0           $     0

     C. Tax Fees              -            $   700           $   720

     D. Other Fees            -            $     0           $     0

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

     B. EXHIBITS.

        Exhibit 3.1      Articles of Incorporation*

        Exhibit 3.2      Bylaws*

        Exhibit 31.1     Rule 13a - 14(a)/15d - 14(a) Certification

        Exhibit 32       Section 1350 Certification

        Exhibit 101 Interactive data files pursuant to Rule 405 of Regulation S-T

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

                                        Date: October 29, 2012

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

                                        Date: October 29, 2012