Form 10-Q
period 2012-10-31
Concrete Leveling Systems Inc
filed 2012-12-12
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                       October 31, 2012 and July 31, 2012

                                                                    October 31             July 31
                                                                    ----------           ----------
                                                                    (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                      $    2,008           $    9,658
  Accounts receivable                                                      800                  800
  Current portion of notes receivable                                   26,803               25,838
  Prepaid expenses                                                       3,332                   --
  Inventory                                                             22,185               14,971
                                                                    ----------           ----------
      Total Current Assets                                              55,128               51,267
                                                                    ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                                700                1,900
  Less: Accumulated depreciation                                          (700)              (1,900)
                                                                    ----------           ----------
      Total Property, Plant and Equipment                                   --                   --
                                                                    ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                              44,562               48,231
  Deposits                                                                  10                   10
                                                                    ----------           ----------
                                                                        44,572               48,241
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   99,700           $   99,508
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $   82,252           $   51,547
  Notes payable - stockholders                                          62,750               62,750
  Other accrued expenses                                                21,592               18,723
  Deferred revenue                                                      50,000               50,000
                                                                    ----------           ----------
      Total Current Liabilites                                         216,594              183,020
                                                                    ----------           ----------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    6,395,418 shares issued and outstanding
     at October 31, 2012 and July 31, 2012                               6,395                6,395
  Additional paid-in capital                                           324,355              324,355
  Accumulated (deficit)                                               (447,644)            (414,262)
                                                                    ----------           ----------
      Total Stockholders' Equity (Deficit)                            (116,894)             (83,512)
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   99,700           $   99,508
                                                                    ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
              For the Three Months Ended October 31, 2012 and 2011

                                                                   2012                 2011
                                                                ----------           ----------
                                                                (Unaudited)          (Unaudited)
Equipment and parts sales                                       $      384           $       --
                                                                ----------           ----------

Cost of Sales                                                          183                   --
                                                                ----------           ----------

Gross Margin                                                           201                   --
                                                                ----------           ----------
Expenses
  Selling, general and administration                               32,436               38,127
                                                                ----------           ----------

(Loss) from Operations                                             (32,235)             (38,127)

Other Income (Expense)
  Interest income                                                      722                  801
  Interest expense                                                  (1,869)              (1,502)
                                                                ----------           ----------
      Total Other Income (Expense)                                  (1,147)                (701)
                                                                ----------           ----------

Net (Loss) Before Income Taxes                                     (33,382)             (38,828)

Provision for Income Taxes                                              --                   --
                                                                ----------           ----------

Net (Loss)                                                      $  (33,382)          $  (38,828)
                                                                ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted                  $    (0.01)          $(0.01)01)
                                                                ==========           ==========
Weighted average number of common shares outstanding -
 basic and fully diluted                                         6,395,418            5,585,418
                                                                ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
              For the Three Months Ended October 31, 2012 and 2011

                                                             2012               2011
                                                           --------           --------
                                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                               $(33,382)          $(38,828)
  Adjustments to reconcile net (loss) to net
   cash used in operating activities:
     (Increase) in inventory                                 (7,214)              (400)
     (Increase) in prepaid expenses                          (3,332)                --
     Increase in accounts payable                            30,705             20,312
     Increase in other accrued expenses                       2,869                447
                                                           --------           --------
Net cash from (used by) operating activities                (10,354)           (18,469)
                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                2,704              1,848
                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (payments to) stockholders                          --               (300)
                                                           --------           --------

Net Increase (decrease) in cash                              (7,650)           (16,921)

Cash and equivalents - beginning                              9,658             19,710
                                                           --------           --------

Cash and equivalents - ending                              $  2,008           $  2,789
                                                           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                 $    226           $    226
                                                           ========           ========
  Income Taxes                                             $     --           $     --
                                                           ========           ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                October 31, 2012


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10?Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2012.

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $33,382 for the three months ended October 31, 2012, and has incurred substantial net losses since its inception. At October 31, 2012, current liabilities exceed current assets by $116,894. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of October 31, 2012, CLS has cash assets of $2,008 and has outstanding notes receivable from the sale of concrete leveling service units in the amount of $71,365. As of October 31, 2012, the Company was carrying inventory valued at $22,185.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. During the past fiscal year, CLS contracted to sell one concrete leveling service unit. The terms of the sale provided that a portion of the sales price would be financed through an installment promissory note. The balance of the price was paid in cash. This cash was borrowed by the Buyer from Mr. Edward Barth, President of the Company. In November, 2012, Mr. Edward Barth attended a trade show in Toronto, Ontario known as Concrete Canada. The concrete leveling service unit was well received and Mr. Barth received serious inquiries at the show from several individuals in the concrete leveling industry. In addition, since the show has closed, Mr. Barth has received a follow up communication from a Buyer who has requested a price for a custom made unit. It is believed that negotiations will continue between the company and the interested parties through the winter and that one or more units will be prepared and delivered by the end of the Company's fiscal year.

     The Company has determined that it must maintain an inventory of at least one (1) concrete leveling service unit in order to demonstrate its capabilities to potential customers. Over the past months, CLS has borrowed funds to fabricate a new unit, which will soon be completed. In the past, financing issues have prevented potential purchasers from buying a service unit, however, CLS has been able to locate a company that should be in the position to commence financing service unit purchases.

     CLS continues to have cash flow issues. As of October 31, 2012, it had total current liabilities of $216,594. This amount includes deferred revenue in the amount of $50,000 related to the self financed sales of concrete leveling service units. It continues to experience negative income figures for the quarter, but has received indications that interest in the service units is increasing.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of concrete leveling units, on credit, created a small amount of cash flow to the Company during the quarter ended October 31, 2012. The amount received, however, is not sufficient to sustain operations of the Company and the Company has been accruing liabilities during the quarter. In the event the Company receives orders for concrete leveling service units, it will seek a down payment in an amount sufficient to construct the unit, in order not to have to borrow additional funds.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending October 31, 2012 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. In July 2012, CLS contracted to sell of one concrete leveling service unit. This unit is expected to be delivered in a few weeks. At present, the Company is negotiating for sales with several interested customers, as the result of its attendance at Concrete Canada in Toronto, Ontario in November, 2012. Gains in recent economic indicators have created optimism that sales of the concrete leveling service units will increase by next spring. The Company is hopeful that as the economy rebounds, credit will become more readily available, resulting in additional concrete leveling unit sales.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended October 31, 2012 that have materially effected, or are reasonably likely to materially effect, the internal controls over financial reporting.

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

                               CONCRETE LEVELING SYSTEMS, INC.


Date: December 12, 2012        By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                   Edward A. Barth, Principal Executive Officer


Date: December 12, 2012        By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer