Form 10-Q
period 2013-01-31
Concrete Leveling Systems Inc
filed 2013-03-13
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended January 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                       January 31, 2013 and July 31, 2012

                                                                    January 31             July 31
                                                                    ----------           ----------
                                                                   (Unaudited)            (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                      $    1,687           $    9,658
  Accounts receivable                                                    4,495                  800
  Current portion of notes receivable                                   25,139               25,838
  Interest receivable                                                    1,403                   --
  Inventory                                                              1,126               14,971
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                              33,850               51,267
                                                                    ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                                700                1,900
  Less: Accumulated depreciation                                          (700)              (1,900)
                                                                    ----------           ----------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                                   --                   --
                                                                    ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                              42,523               48,231
  Deposits                                                                  10                   10
                                                                    ----------           ----------
                                                                        42,533               48,241
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   76,383           $   99,508
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $  106,469           $   51,547
  Notes payable - stockholders                                          62,750               62,750
  Deferred revenue                                                          --               50,000
  Other accrued expenses                                                27,017               18,723
                                                                    ----------           ----------
      TOTAL CURRENT LIABILITES                                         196,236              183,020
                                                                    ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
     6,395,418 shares issued and outstanding at
      January 31, 2012 and July 31, 2011                                 6,395                6,395
  Additional paid-in capital                                           324,355              324,355
  (Deficit) accumulated during development stage                      (450,603)            (414,262)
                                                                    ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (119,853)             (83,512)
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   76,383           $   99,508
                                                                    ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
                  For the 3 and 6 Months Ended January 31, 2013

                                                        Three Months            Six Months
                                                           Ended                  Ended
                                                         January 31,            January 31,
                                                            2013                   2013
                                                        ------------           ------------
                                                        (Unaudited)             (Unaudited)
EQUIPMENT AND PARTS SALES                               $     54,495           $     54,879
                                                        ------------           ------------
COST OF SALES                                                 21,150                 21,333
                                                        ------------           ------------
GROSS MARGIN                                                  33,345                 33,546
                                                        ------------           ------------
EXPENSES
  Selling, general and administration                         35,621                 68,059
                                                        ------------           ------------
(Loss) from Operations                                        (2,276)               (34,513)
                                                        ------------           ------------
OTHER INCOME (EXPENSE)
  Interest income                                              1,190                  1,912
  Interest expense                                            (1,871)                (3,740)
                                                        ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                    (681)                (1,828)
                                                        ------------           ------------
Net (Loss) Before Income Taxes                                (2,957)               (36,341)
Provision for Income Taxes                                        --                     --
                                                        ------------           ------------

NET (LOSS)                                              $     (2,957)          $    (36,341)
                                                        ============           ============

NET (LOSS) PER SHARE - BASIC AND FULLY DILUTED          $      (0.00)          $      (0.01)
                                                        ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND FULLY DILUTED              6,395,418              6,395,418
                                                        ============           ============


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
                  For the 3 and 6 Months Ended January 31, 2012

                                                        Three Months            Six Months
                                                           Ended                  Ended
                                                         January 31,            January 31,
                                                            2012                   2012
                                                        ------------           ------------
                                                        (Unaudited)             (Unaudited)
EQUIPMENT AND PARTS SALES                               $         --           $         --
                                                        ------------           ------------
COST OF SALES                                                     --                     --
                                                        ------------           ------------
GROSS MARGIN                                                      --                     --
                                                        ------------           ------------
EXPENSES
  Selling, general and administration                         25,025                 63,152
                                                        ------------           ------------
(Loss) from Operations                                       (25,025)               (63,152)
                                                        ------------           ------------
OTHER INCOME (EXPENSE)
  Interest income                                                741                  1,542
  Interest expense                                            (1,533)                (3,035)
                                                        ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                    (792)                (1,493)
                                                        ------------           ------------
Net (Loss) Before Income Taxes                               (25,817)               (64,645)
Provision for Income Taxes                                        --                     --
                                                        ------------           ------------

NET (LOSS)                                              $    (25,817)          $    (64,645)
                                                        ============           ============

NET (LOSS) PER SHARE - BASIC AND FULLY DILUTED          $      (0.00)          $      (0.01)
                                                        ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND FULLY DILUTED              5,585,418              5,585,418
                                                        ============           ============


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
               For the Six Months Ended January 31, 2013 and 2012

                                                                 January 31,        January 31,
                                                                    2013               2012
                                                                  --------           --------
                                                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                      $(36,341)          $(64,645)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation
     (Increase) Decrease in accounts receivable                     (3,695)                65
     Decrease (Increase) in inventory                               13,845               (459)
     (Increase) Decrease in prepaid expenses
     Increase (Decrease) in accounts payable                        54,923             41,927
     Increase (Decrease) in other accrued expenses                 (46,207)             2,605
     Decrease (Increase) in Deposits                                    --             (5,000)
                                                                  --------           --------
NET CASH FROM (USED BY) OPERATING ACTIVITIES                       (17,475)           (25,507)
                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                       5,004              3,040
                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (payments to) stockholders                              4,500              3,700
                                                                  --------           --------

Net Increase (decrease) in cash                                     (7,971)           (18,767)
Cash and equivalents - beginning                                     9,658             19,710
                                                                  --------           --------

CASH AND EQUIVALENTS - ENDING                                     $  1,687           $    943
                                                                  ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                        $    913           $    451
                                                                  ========           ========
  Income Taxes                                                    $     --           $     --
                                                                  ========           ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                 January 31 2013


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $2,957 for the three months ended January 31, 2013, and has incurred substantial net losses since its inception. At January 31, 2013, current liabilities exceed current assets by $162,386. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of January 31, 2013, CLS has cash assets of $1,687 and has outstanding notes receivable from the sale of concrete leveling service units in the amount of $67,662. As of January 31, 2013, the Company was carrying inventory valued at $1,126.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. During the past quarter, CLS has delivered a concrete leveling service unit that was ordered in a prior quarter. Mr. Edward A. Barth has continued to receive inquiries concerning the purchase of additional concrete leveling service units and expects to be demonstrating the unit to potential buyers later in the spring.

     CLS continues to have cash flow issues. As of January 31, 2013, it had total current liabilities of $196,236, which includes notes payable to stockholders in the amount of $62,750. The company continues to experience negative income figures for the quarter. However, it is hopeful that as the domestic economy continues to improve, credit will be eased and individuals who have expressed interest in purchasing a concrete leveling service unit will find necessary financing to do so.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of concrete leveling units, on credit, created a small amount of cash flow to the Company during the quarter ended January 31, 2013. The amount received, however, is not sufficient to sustain operations of the Company and the Company has been accruing liabilities during the quarter. In the event the Company receives orders for concrete leveling service units, it will seek a down payment in an amount sufficient to construct the unit, in order not to have to borrow additional funds.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending January 31, 2013 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. In July 2012, CLS contracted to sell one concrete leveling service unit. This unit was delivered during the last quarter. At present, the Company is negotiating for sales with several interested customers, as the result of its attendance at Concrete Canada in Toronto, Ontario in November, 2012. Gains in recent economic indicators have created optimism that sales of the concrete leveling service units will increase in the spring.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended January 31, 2013 that have materially effected, or are reasonably likely to materially effect, the internal controls over financial reporting.

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

                                        CONCRETE LEVELING SYSTEMS, INC.


Date: March 11, 2013                    By: /s/ Edward A. Barth
                                            ------------------------------------
                                            Edward A. Barth,
                                            Principal Executive Officer


Date: March 11, 2013                    By: /s/ Suzanne I. Barth
                                            ------------------------------------
                                            Suzanne I. Barth,
                                            Principal Financial Officer