Form 10-Q
period 2013-04-30
Concrete Leveling Systems Inc
filed 2013-06-06
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2013

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

                     5046 E. Boulevard, NW, Canton, OH 44718
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                        April 30, 2013 and July 31, 2012

                                                                    April 30             July 31
                                                                    ---------           ---------
                                                                   (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                      $     600           $   9,658
  Accounts receivable                                                   4,495                 800
  Current portion of notes receivable                                  29,524              25,838
  Interest receivable                                                   2,104                  --
  Deposits                                                              5,000                  --
  Inventory                                                             1,125              14,971
                                                                    ---------           ---------
      Total Current Assets                                             42,848              51,267
                                                                    ---------           ---------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                               700               1,900
  Less: Accumulated depreciation                                         (700)             (1,900)
                                                                    ---------           ---------
      Total Property, Plant and Equipment                                  --                  --
                                                                    ---------           ---------
OTHER ASSETS
  Notes receivable, net of current portion                             37,199              48,231
  Deposits                                                                 10                  10
                                                                    ---------           ---------
                                                                       37,209              48,241
                                                                    ---------           ---------

      TOTAL ASSETS                                                  $  80,057           $  99,508
                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $ 126,109           $  51,547
  Notes payable - stockholders                                         76,050              62,750
  Other accrued expenses                                               23,418              18,723
  Deferred revenue                                                         --              50,000
                                                                    ---------           ---------
      Total Current Liabilites                                        225,577             183,020
                                                                    ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   6,395,418 shares issued and outstanding at
   April 30, 2013 and July 31, 2012                                     6,395               6,395
  Additional paid-in capital                                          324,355             324,355
  Accumulated (deficit)                                              (476,270)           (414,262)
                                                                    ---------           ---------
      Total Stockholders' Equity (Deficit)                           (145,520)            (83,512)
                                                                    ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  80,057           $  99,508
                                                                    =========           =========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
                   For the 3 and 9 Months Ended April 30, 2013

                                                              3 Months Ended       9 Months Ended
                                                              April 30, 2013       April 30, 2013
                                                              --------------       --------------
                                                                (Unaudited)          (Unaudited)
Equipment and parts sales                                       $       --           $   54,879
                                                                ----------           ----------

Cost of Sales                                                           --               21,333
                                                                ----------           ----------

Gross Margin                                                            --               33,546
                                                                ----------           ----------
EXPENSES
  Selling, general and administration                               24,812               92,871
                                                                ----------           ----------

(Loss) from Operations                                             (24,812)             (59,325)
                                                                ----------           ----------
OTHER INCOME (EXPENSE)
  Interest income                                                      947                2,859
  Interest expense                                                  (1,802)              (5,542)
                                                                ----------           ----------
      Total Other Income (Expense)                                    (855)              (2,683)
                                                                ----------           ----------

Net (Loss) Before Income Taxes                                     (25,667)             (62,008)

Provision for Income Taxes                                              --                   --
                                                                ----------           ----------

Net (Loss)                                                      $  (25,667)          $  (62,008)
                                                                ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted                  $    (0.00)          $    (0.01)
                                                                ==========           ==========
Weighted average number of common shares outstanding -
 basic and fully diluted                                         6,395,418            6,395,418
                                                                ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
                   For the 3 and 9 Months Ended April 30, 2012

                                                              3 Months Ended       9 Months Ended
                                                              April 30, 2012       April 30, 2012
                                                              --------------       --------------
                                                                (Unaudited)          (Unaudited)
Equipment and parts sales                                       $      467           $      467
                                                                ----------           ----------

Cost of Sales                                                          299                  299
                                                                ----------           ----------

Gross Margin                                                           168                  168
                                                                ----------           ----------
EXPENSES
  Selling, general and administration                               24,059               87,210
                                                                ----------           ----------

(Loss) from Operations                                             (23,891)             (87,042)
                                                                ----------           ----------
OTHER INCOME (EXPENSE)
  Interest income                                                      680                2,223
  Interest expense                                                  (1,615)              (4,650)
                                                                ----------           ----------
      Total Other Income (Expense)                                    (935)              (2,427)
                                                                ----------           ----------

Net (Loss) Before Income Taxes                                     (24,826)             (89,469)

Provision for Income Taxes                                              --                   --
                                                                ----------           ----------

Net (Loss)                                                      $  (24,826)          $  (89,469)
                                                                ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted                  $    (0.00)          $    (0.02)
                                                                ==========           ==========
Weighted average number of common shares outstanding -
 basic and fully diluted                                         5,585,418            5,585,418
                                                                ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended April 30, 2013 and 2012

                                                           April 30, 2013     April 30, 2012
                                                           --------------     --------------
                                                            (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $(62,008)          $(89,469)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     (Increase) in accounts receivable                         (3,695)              (431)
     Decrease (Increase) in inventory                          13,845            (13,110)
     Increase in accounts payable                              74,563             63,663
     Increase (Decrease) in other accrued expenses            (45,305)             3,576
     Increase in cash overdraft                                    --                 41
     (Increase) in deposits                                    (5,000)                --
                                                             --------           --------
Net cash from (used by) operating activities                  (27,600)           (35,730)
                                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                  5,242              4,320
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (payments to) stockholders                        13,300             11,700
                                                             --------           --------

Net (decrease) in cash                                         (9,058)           (19,710)
Cash and equivalents - beginning                                9,658             19,710
                                                             --------           --------

Cash and equivalents - ending                                $    600           $     --
                                                             ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $    213           $    229
                                                             ========           ========
  Income Taxes                                               $     --           $     --
                                                             ========           ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                  April 30 2013


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $25,667 for the three months ended April 30, 2013, and has incurred substantial net losses since its inception. At April 30, 2013, current liabilities exceed current assets by $182,729. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of April 30, 2013, CLS has cash assets of $600, accounts receivable in the amount of $4,495 and notes receivable in the amount of $66,723. As of April 30, 2013, the Company was carrying inventory valued at $1,125.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. Mr. Edward A. Barth has continued to receive inquiries concerning the purchase of additional concrete leveling service units and expects to be demonstrating the unit to potential buyers in the upcoming months.

     CLS continues to have cash flow issues. As of April 30, 2013, it had total current liabilities of $225,577, which includes notes payable to stockholders in the amount of $76,050. The company continues to experience negative income figures for the quarter. However, it is hopeful that as the domestic economy continues to improve, credit will be eased and individuals who have expressed interest in purchasing a concrete leveling service unit will find necessary financing to do so.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The sale of concrete leveling units, on credit, created a small amount of cash flow to the Company during the quarter ended April 30, 2013. The amount received, however, is not sufficient to sustain operations of the Company and the Company has been accruing liabilities during the quarter. In the event the Company receives orders for concrete leveling service units, it will seek a down payment in an amount sufficient to construct the unit, in order not to have to borrow additional funds.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending April 30, 2013 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. At present, the Company is negotiating for sales with several interested customers, as the result of its attendance at Concrete Canada in Toronto, Ontario in November, 2012. Gains in recent economic indicators have created optimism that sales of the concrete leveling service units will increase in the coming months. In addition, the Company has received inquiries from a new potential customer who is negotiating a cash purchase of a concrete leveling service unit. No agreements have been drawn up for this unit.

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

         Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                                        CONCRETE LEVELING SYSTEMS, INC.


Date: June 6, 2013                      By: /s/ Edward A. Barth
                                            ------------------------------------
                                            Edward A. Barth,
                                            Principal Executive Officer


Date: June 6, 2013                      By: /s/ Suzanne I. Barth
                                            ------------------------------------
                                            Suzanne I. Barth,
                                            Principal Financial Officer