Form 10-K
period 2013-07-31
Concrete Leveling Systems Inc
filed 2013-10-28
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                       Commission file number 000-1414382

                         Concrete Leveling Systems, Inc.
             (Exact name of registrant as specified in its charter)

             Nevada                                              26-0851977
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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $388,533. This value is based upon the price at which the common equity was last sold.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 17, 2012. 6,395,418 $0.001 par value common shares

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Form SB-2 with exhibits filed January 16, 2008.

                                TABLE OF CONTENTS

Number                         Item in Form 10-K                        Page No.
------                         -----------------                        --------
 1        Business                                                             3

 2        Properties                                                           4

 3        Legal Proceedings                                                    4

 5        Market for Registrant's Common Equity, Related Stock holder Matters
          and Issuer Purchases of Equity Securities                            4

 7        Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                 5

 8        Financial Statements and Supplementary Data                          7

 9        Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                17

9A        Controls and Procedures                                             17

10        Directors and Executive Officers of the Registrant                  18

11        Executive Compensation                                              19

12        Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                         20

13        Certain Relationships and Related Transactions, and Director
          Independence                                                        21

14        Principal Accountant Fees and Services                              21

15        Exhibits and Financial Statement Schedules                          21

Signatures                                                                    22

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

     There are other concrete leveling service units of a similar nature, currently being manufactured in the United States. Although CLS believes that the design changes it has made to the units create a superior unit and, therefore, competitive in the market, CLS recognizes that there is a limited market for these units and there are existing manufacturers in the market that have more experience in the marketing of these units. CLS management has, however, been directly involved in the concrete leveling business for the past 12 years and, therefore, has direct knowledge as to the operations of the concrete leveling service unit, as well as the variety of applications to which it can be used.

     Effective July 31, 2009, the Company entered into a Marketing Agreement with Stark Concrete Leveling, Inc. to become the exclusive distributor for the CLS service unit. Stark Concrete Leveling, Inc. ("Stark") is owned and operated by Mr. Edward A. Barth. Mr. Barth is President of CLS. Under the terms of the Marketing Agreement, Stark will receive a commission equal to 30% of the sales price of any unit sold. Stark waived its commissions on sales for the year ended July 31, 2013. Stark is responsible for all costs of marketing, and the training of buyer's agent in the use of the units. Stark intends to continue to market the service unit through placing ads in construction equipment trade journals throughout the United States.

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

     None of the components utilized in fabricating the concrete leveling units are subject to patents, trademarks, licenses, franchises or other royalty agreements. In addition, there is no need for any governmental approval for the manufacture or sale of the concrete leveling service units. The Company is unaware of any cost or effects resulting from required compliance with any federal, state or local environmental laws.

     CLS has three full time employees, Mrs. Suzanne I. Barth (the majority shareholder, a director and the Company's CEO), Mr. Edward A. Barth, the Company's President and Mr. Eugene H. Swearengin, the Company's Secretary. On July 31, 2013 the Officer's forgave all compensation accrued from August 1, 2012 through July 31, 2013 and have agreed to work without compensation beginning August 1, 2013, until such time as the Company's sales increase to a point that cash is available to pay salaries. All other services required by the Corporation are performed by independent contractors under the direction of Mr. and Mrs. Barth.

ITEM 2. PROPERTIES

     The Company is currently occupying the commercial space from which it is conducting its operations from Mr. Edward A. Barth. The Corporation is occupying this space on a month-to-month basis. It is occupying approximately 2,500 square feet of space. On July 31, 2013 Mr. Barth forgave all rent accrued from August 1, 2012 through July 31, 2013 and have agreed to lease the space rent free beginning August 1, 2013.

ITEM 3. LEGAL PROCEEDINGS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION ON COMMON STOCK. The Company's stock commenced trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol CLEV on June 25, 2010. There have been no dividends issued by the Company. The volume of shares sold since trading began has been very small. To the best of the Company's knowledge, all trades have involved actual sales and not inter-broker transactions. As of the end of the Company's fiscal year, there are approximately 28 holders of CLS's common shares. The following demonstrates the price of the Company's common stock for the last two fiscal years:

                                       Fiscal Year Ended July 31
                                   2012                        2013
                            -----------------           ----------------
                            High          Low           High         Low
                            ----          ---           ----         ---

First Quarter             $ 0.26*       $ 0.07*       $ 0.15*       $ 0.13*
Second Quarter            $ 0.07*       $ 0.08*       $ 0.13*       $ 0.13*
Third Quarter             $ 0.13*       $ 0.24*       $ 0.15*       $ 0.13*
Fourth Quarter            $ 0.24*       $ 0.15*       $ 0.14*       $ 0.15*

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

     During the Company's fiscal year, it issued no additional securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial positions, cash flows, indebtedness and other key financial information of CLS for the fiscal years 2012 and 2013. For a more complete understanding of this discussion please read the Notes to Financial Statements included in this report.

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

     The Company's intention is to maintain an inventory of one partially completed service unit, the Company will fabricate a completed service unit upon receipt of a signed Purchase Order. It is the Company's practice to require a fifty percent (50%) down payment on all purchase orders, therefore, should additional units be ordered, the Company will receive sufficient liquidity from the down payment to fabricate the service unit for the customer. At present, Management does not anticipate the need for any significant capital expenditures during the next 12 months. All fabrication for the service units are performed by outside contractors. Final assembly will be completed at the Company's facility by Company employees. However, these tasks will not require additional capital expenditures.

     RESULTS OF OPERATIONS. CLS became an operating company during fiscal year ended July 31, 2010. During the last fiscal year, CLS sold one new unit and otherwise had negligible sales for the year. The Company continues to receive payments on the self-financed portion of the service units sold during the fiscal year ending July 31, 2010 and this fiscal year. The Company was in serious negotiations with several potential customers during the last fiscal year; however, financing concerns continue to plague the Company. Management is encouraged with the recent sale of units and the positive feedback that its customers have in operating the units. In addition to the prospect of additional sales within the region that it sold its servicing units, management is also encouraged with the knowledge that it can now produce the unit at a reduced cost, due to the fact that it has been recognized as an OEM manufacturer by the manufacturer of the purchased components, thus enabling the Company to purchase these components at a reduced rate. CLS has now sold a total of four new service units. The largest factor the Company experiences in failing to sell more service units is the inability of purchasers to obtain capital necessary to purchase the units.

     In order to increase interest in the service units, the Company attended a trade show, in Canada at the end of November, 2012. Although a substantial number of leads were produced, no sales have resulted to date.

     During the fiscal year ending July 31, 2009, management changed its position with regard to the marketing and sales of the concrete leveling service units. Instead of bearing the cost of marketing the units and the cost of training the purchasers with regard to the operation of the units, management has contracted with Stark Concrete Leveling, Inc. ("Stark") to become its exclusive distributor. Stark is owned by Mr. Edward A. Barth, the Company's President. It is through Mr. Barth's effort that the companies' sales were secured. Under the terms of the Distribution Agreement, Stark is responsible for the cost of all marketing of the concrete leveling service units. In addition, it is responsible for the onsite training for the purchasers in the operation of the service units. In exchange for assuming these obligations and duties, Stark receives a commission of thirty percent (30%) of the sales price of each unit. Stark waived its commissions on sales for the year ended July 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hobe & Lucas
  Certified Public Accountants, Inc.

                             4807 Rockside Road, Suite 510 Phone: (216) 524.8900
                             Independence, Ohio 44131      Fax: (216) 524.8777
                             http://www.hobe.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Concrete Leveling Systems, Inc.
Canton, Ohio

     We have audited the accompanying balance sheets of Concrete Leveling Systems, Inc. as of July 31, 2013 and 2012, and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended. Concrete Leveling Systems, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Leveling Systems, Inc. as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                      /s/ Hobe & Lucas
                                      ------------------------------------------
                                      Hobe & Lucas
                                      Certified Public Accountants, Inc.

Independence, Ohio
October 17, 2013

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                             July 31, 2013 and 2012

                                                                2013                 2012
                                                             ----------           ----------
ASSETS

CURRENT ASSETS
  Cash in bank                                               $    2,171           $    9,658
  Accounts receivable                                             4,495                  800
  Current portion of notes receivable                            30,113               24,621
  Interest receivable                                             2,447                1,217
  Deposits                                                       12,000                   --
  Inventory                                                       1,070               14,971
                                                             ----------           ----------
      Total Current Assets                                       52,296               51,267
                                                             ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                         700                1,900
  Less: Accumulated depreciation                                   (700)              (1,900)
                                                             ----------           ----------
      Total Property, Plant and Equipment                            --                   --
                                                             ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                       33,337               48,231
  Deposits                                                           10                   10
                                                             ----------           ----------
                                                                 33,347               48,241
                                                             ----------           ----------

      TOTAL ASSETS                                           $   85,643           $   99,508
                                                             ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                           $   72,524           $   51,547
  Advances - stockholders                                        15,000                   --
  Notes payable - stockholders                                   62,750               62,750
  Other accrued expenses                                         23,172               18,723
  Deferred Revenue                                                   --               50,000
                                                             ----------           ----------
      Total Current Liabilites                                  173,446              183,020
                                                             ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   6,395,418 shares issued and outstanding at
   July 31, 2013 and 2012                                         6,395                6,395
  Additional paid-in capital                                    405,355              324,355
  Retained (deficit)                                           (499,553)            (414,262)
                                                             ----------           ----------
      Total Stockholders' (Deficit)                             (87,803)             (83,512)
                                                             ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)          $   85,643           $   99,508
                                                             ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
                   For the Years Ended July 31, 2013 and 2012

                                                                   2013                 2012
                                                                ----------           ----------
Equipment and parts sales                                       $   55,077           $      767
                                                                ----------           ----------

Cost of Sales                                                       21,389                  138
                                                                ----------           ----------

Gross Margin                                                        33,688                  629
                                                                ----------           ----------
EXPENSES
  Selling, general and administration                              117,031              115,714
  Depreciation                                                          --                   --
                                                                ----------           ----------
      Total Expenses                                               117,031              115,714
                                                                ----------           ----------

(Loss) from Operations                                             (83,343)            (115,085)

OTHER INCOME (EXPENSE)
  Interest income                                                    3,799                2,842
  Interest expense                                                  (5,747)              (6,491)
                                                                ----------           ----------
      Total Other Income (Expense)                                  (1,948)              (3,649)
                                                                ----------           ----------

Net (Loss) Before Income Taxes                                     (85,291)            (118,734)

Provision for Income Taxes                                              --                   --
                                                                ----------           ----------

Net (Loss)                                                      $  (85,291)          $ (118,734)
                                                                ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted                  $    (0.01)          $    (0.02)
                                                                ==========           ==========
Weighted average number of common shares outstanding -
 basic and fully diluted                                         6,395,418            5,611,975
                                                                ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                       Statements of Stockholders' Equity
                   For the Years Ended July 31, 2013 and 2012

                                                                                                      Total
                                                                  Additional                      Stockholders'
                                          Issued        Par        Paid-in        Accumulated        Equity
                                          Shares       Value       Capital         (Deficit)        (Deficit)
                                          ------       -----       -------         ---------        ---------

Balance July 31, 2011                   5,585,418     $ 5,585     $ 244,165        $(295,528)      $ (45,778)
                                        ---------     -------     ---------        ---------       ---------
Issuance of Common Stock
 July, 2012                               810,000         810        80,190               --          81,000

Net (Loss)                                     --          --            --         (118,734)       (118,734)
                                        ---------     -------     ---------        ---------       ---------

Balance July 31, 2012                   6,395,418       6,395       324,355         (414,262)        (83,512)
                                        ---------     -------     ---------        ---------       ---------
Conversion of stockholder payables
 July 2013                                     --          --        81,000               --          81,000

Net (Loss)                                     --          --            --          (85,291)        (85,291)
                                        ---------     -------     ---------        ---------       ---------

Balance July 31, 2013                   6,395,418     $ 6,395     $ 405,355        $(499,553)      $ (87,803)
                                        =========     =======     =========        =========       =========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                   For the Years Ended July 31, 2013 and 2012

                                                                2013                 2012
                                                             ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $  (85,291)          $ (118,734)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     (Increase) Decrease in accounts receivable                  (3,695)                (435)
     (Increase) Decrease in interest receivable                  (1,230)                (774)
     Decrease (Increase) in inventory                            13,901              (14,709)
     (Increase) Decrease in deposits                            (12,000)                  --
     Increase (Decrease) in accounts payable                    101,978               72,072
     Increase (Decrease) in deferred revenue                    (50,000)              25,000
     Increase (Decrease) in other accrued expenses                4,449                4,635
                                                             ----------           ----------
Net cash from (used by) operating activities                    (31,888)             (32,945)
                                                             ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                    9,401                8,693
                                                             ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                            --               14,200
  Advances from stockholders                                     15,000                   --
                                                             ----------           ----------
                                                                 15,000               14,200

Net Increase (decrease) in cash                                  (7,487)             (10,052)
Cash and equivalents - beginning                                  9,658               19,710
                                                             ----------           ----------

Cash and equivalents - ending                                $    2,171           $    9,658
                                                             ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $      873           $      913
                                                             ==========           ==========
  Income Taxes                                               $       --           $       --
                                                             ==========           ==========

NON-CASH FINANCING ACTIVITIES

On July 31, 2013, the Company converted accounts payable due to three stockholders totaling $81,000 to additional paid-in capital.

On July 19, 2012, three stockholders of the Company exchanged accrued rents and management fees totaling $81,000 for 810,000 shares of the Company's common stock.


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2013 and 2012


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

REVENUE RECOGNITION

The Company recognizes revenue when product is shipped or picked up by the customer.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectible receivables based on prior experience. The allowance was $-0- at July 31, 2013 and 2012.

NOTES RECEIVABLE

The Company has three notes receivable totaling $40,889 and $47,852 at July 31, 2013 and 2012, respectively. The notes each carry an interest rate of 6.00% and are due at varying dates between November 2013 and March 2016. The notes are secured by equipment.

The Company has an additional note receivable in the amount of $22,561 and $25,000 at July 31, 2013 and 2012, respectively . This note carries an interest rate of 8.00%. The note is secured by equipment.

ADVERTISING AND MARKETING

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $6,450 and $1,650 for the years ended July 31, 2013, and 2012, respectively.

INVENTORIES

Inventories, which consist of parts and work in progress, are recorded at the lower of cost or fair market value.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2013 and 2012


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

GOING CONCERN

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2013, current liabilities exceed current assets by $121,151, and total liabilities exceed total assets by $87,803. The Company is of the opinion that funds being received from installment sales of its service units will provide a certain level of cash flow. However, in order to fabricate an improved 2013 model service unit, the Company has found it necessary to borrow funds to purchase the components. Success will be dependent upon management's ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2013 and 2012


NOTE 6 - INCOME TAXES

Income taxes on continuing operations at July 31 include the following:

                                                   2013                 2012
                                                 --------             -------

Currently payable                                $      0             $     0
Deferred                                                0                   0
                                                 --------             -------
  Total                                          $      0             $     0
                                                 ========             =======

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at July 31 is as follows:

                                                               2013                     2012
                                                        -------------------       ------------------
                                                                      % of                     % of
                                                                     Pretax                   Pretax
                                                        Income       Amount       Income      Amount
                                                        ------       ------       ------      ------
Income taxes per statement of operations              $      0           0%      $      0         0%
Loss for financial reporting purposes without tax
 expense or benefit                                    (29,000)        (34)%      (38,500)      (34)%
                                                      --------       -----       --------     -----
Income taxes at statutory rate                        $(29,000)        (34)%     $(38,500)      (34)%
                                                      ========       =====       ========     =====

The components of and changes in the net deferred taxes were as follows:

                                                 2013                  2012
                                              ----------            ----------
Deferred tax assets:
  Net operating loss carryforwards            $  124,400            $  124,600
  Compensation and Miscellaneous                  17,300                15,600
                                              ----------            ----------
Deferred tax assets                              141,700               140,200
                                              ----------            ----------
Deferred tax liabilities:
  Depreciation                                         0                   100
                                              ----------            ----------

Total                                            141,700               140,100

Valuation Allowance                             (141,700)             (140,100)
                                              ----------            ----------
Net deferred tax assets:                      $        0            $        0
                                              ==========            ==========

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2013 and 2012


NOTE 6 - INCOME TAXES (CONTINUED)

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued compensation. No deferred taxes are reflected in the balance sheet at July 31, 2013 or 2012 due to a valuation allowance, which increased by $1,600 and $40,500 in 2013 and 2012, respectively.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:
                                                                  Expiration
     Year of Loss                             Amount                 Date
     ------------                            --------             ---------
Period Ended July 31, 2008                   $ 62,107             2/28/2029
Period Ended July 31, 2009                   $ 68,766             2/28/2030
Period Ended July 31, 2010                   $ 25,311             2/28/2031
Period Ended July 31, 2011                   $ 96,481             2/28/2032
Period Ended July 31, 2012                   $113,260             2/28/2033

Tax periods ended July 31, 2010, 2011, 2012 and 2013 are subject to examination by major taxing authorities.

There are no interest or tax penalty expenses reflected in the Balance Sheets or Statements of Operations.

NOTE 7 - RELATED PARTIES

The Company leases warehouse and office space from one of its stockholders. Rent expense to this stockholder totaled $15,000 for the years ended July 31, 2013 and 2012. Rent payable to this stockholder was $-0- at both July 31, 2013 and 2012. Accounts payable totaling $15,000 was forgiven by the stockholder on July 31, 2013. Accounts payable totaling $15,000 were converted to common stock during year ended July 31, 2012.

The Company paid compensation fees to three of its stockholders. Compensation fees expense to these stockholders totaled $66,000 for both years ended July 31, 2013 and 2012. Compensation fees payable to these stockholders were $-0- at both July 31, 2013 and 2012. Accounts payable totaling $66,000 was forgiven on July 31, 2013. Accounts payable totaling $66,000 was converted to common stock during the year ended July 31, 2012.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company's stockholders. The agreement gives the related party exclusive distribution rights for the Company's products. The company waived its commissions on sales for the year ended July 31, 2013. Commission expense totaled $-0- for the years ended July 31, 2013 and 2012. The amounts payable to the related party were $36,074 at July 31, 2013 and 2012.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2013 and 2012


NOTE 7 - RELATED PARTIES (CONTINUED)

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2012 and 2011. The loans carry interest rates from 8% to 12% and are due on demand.

Two stockholders of the Company advanced a total of $15,000 to the Company at various times during the year ended July 31, 2013. The advances carry no interest.

NOTE 8 - COMPARATIVE STATEMENTS

Certain prior-year amounts have been reclassified to conform to current-year classifications.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 17, 2013, the date the financial statements were available to be issued. There are no events to report.

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

     MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d - 15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the frame work in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2013.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers and Directors and their respective ages as of July 31, 2013 are as follows:

DIRECTORS

Name of Director:                   Age:
-----------------                   ----

Suzanne I. Barth                     52
Edward A. Barth                      55
Eugene H. Swearengin                 59

EXECUTIVE OFFICERS

Executive Officer:                  Age:       Office:
------------------                  ----       -------

Suzanne I. Barth                     52        Chief Executive Officer and
                                               Chief Financial Officer
Edward A. Barth                      55        President
Eugene H. Swearengin                 59        Secretary

     Suzanne I. Barth, age 52, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 24 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

     Edward A. Barth, age 55 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

     Eugene H. Swearengin, age 59, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 35 years. He resides in North Canton, Ohio.

TERM OF OFFICE

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

                                                          Other                     Securities
Name and                                                  Annual      Restricted    Underlying               All Other
Principal                                                 Compen-        Stock       Options/      LTIP       Compen-
Position                  Year     Salary($)    Bonus    sation($)    Award(s)($)     SARs($)    Payouts($)   sation($)
--------                  ----     ---------    -----    ---------    -----------     -------    ----------   ---------
Suzanne I. Barth,         2012    $30,000.00     0.00       0.00         0.00          0.00        0.00         0.00
President, CEO

Suzanne I. Barth,         2013    $     0.00     0.00       0.00         0.00          0.00        0.00         0.00
President, CEO

Edward A. Barth,          2012    $24,000.00     0.00       0.00         0.00          0.00        0.00         0.00
President

Edward A. Barth,          2013    $     0.00     0.00       0.00         0.00          0.00        0.00         0.00
President

Eugene H. Swearengin,     2012    $12,000.00     0.00       0.00         0.00          0.00        0.00         0.00
Secretary

Eugene H. Swearengin,     2013    $     0.00     0.00       0.00         0.00          0.00        0.00         0.00
Secretary

     Due to the lack of sales in the Company, the Officers of the Company have agreed to waive any compensation for services that they rendered to the Company for the last fiscal year. All of the Officers have agreed to continue to provide services to the Company without compensation, until such time as the Company's sales increase to a point that cash is available to pay salaries.

     For the fiscal year ending July 31, 2012, the Company was unable to pay Mrs. Barth for her services and her management fee was accrued. In July 2012, pursuant to an action of the Board, Mrs. Barth agreed to capitalize the accrued management fee owed to her through July 31, 2012. Mrs. Barth received 300,000 shares of the Company's $0.001 par value common stock, valued at $0.10 per share, in exchange for the $30,000 of accrued and unpaid management fee. All of the shares issued are considered restricted shares and the value of the shares issued in 2012 were determined based upon the bid price for the Company's shares on July 13, 2012.

     For the fiscal year ending July 31, 2012 the Company was unable to pay Mr. Edward A. Barth for his services and his management fee was accrued. In addition the Company was unable to pay rent to Mr. Barth for the same time period. In

July 2012, pursuant to an action of the Board, Mr. Barth agreed to capitalize the accrued management fee and rent owed to him through July 31, 2012. Mr. Barth received 390,000 shares of the Company's $0.001 par value common stock, valued at $0.10 per share, in exchange for accrued rent of $15,000 and accrued management fee owed through July 31, 2012. All of the shares issued are considered restricted shares and the value of the shares issued in 2012 were determined based upon the bid price for the Company's shares as of July 13, 2012.

     For the fiscal year ending July 31, 2012 the Company was unable to pay its Secretary, Mr. Eugene H. Swearengin his management fee of $12,000 for the current fiscal year. In July 2012, pursuant to an action of the Board, Mr. Swearengin agreed to capitalize the accrued management fee owed to him through July 31, 2012. Mr. Swearengin received 120,000 shares of the Company's $0.001 par value common stock, valued at $0.10 per share, in exchange for accrued management fee owed through July 31, 2012. All of the shares issued are considered restricted shares. The value of the shares issued in 2012 were based upon the bid price for the Company's shares as of July 13, 2012.

     The Company currently has three Directors, Mrs. Suzanne I. Barth, Mr. Edward A. Barth and Mr. Eugene H. Swearengin, who are serving as Directors without compensation.

     The Corporation does not have written employment agreements or consulting agreements with any of the Company's officers. All of the Company's officers work on a part-time basis for the Company without compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of July 31, 2013 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                     Amount of
                       Name and address              beneficial                    Percent of
Class of Stock        of beneficial owner            ownership                       class
--------------        -------------------            ---------                       -----
Common stock        Suzanne I. Barth                 2,951,667                       59.90%
                    Director, Chief Executive        + 879,167 (owned
                    Officer and Chief Financial      directly by her spouse,
                    Officer                          Edward A. Barth)
                    5046 East Boulevard NW           Total Shares 3,782,084
                    Canton, OH 44718

Common stock        Edward A. Barth                  879,167                         59.90%
                    Director and President           +2,951,667 (owned
                    5046 East Boulevard NW           directly by his spouse,
                    Canton, OH 44718                 Suzanne I. Barth)
                                                     Total shares 3,380,834

Common stock        Eugene H. Swearengin             185,000                          2.89%
                    Director and Secretary
                    7855 Freedom Ave., NW
                    North Canton, OH  44720

     Common stock: All Officers and Directors as a group that consist of three individuals as of July 31, 2013 directly owned 4,015,835 shares directly and beneficially, equaling 62.79% of the outstanding shares of common stock.

     The percent of class is based on 6,395,418 shares of common stock issued and outstanding as of July 31, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a list of the principal accountant fees and services for the past year.

                                     2013                 2012
                                   --------             --------

     A. Audit Fees          -      $ 15,190             $ 17,300
     B. Audit-Related Fees  -      $      0             $      0
     C. Tax Fees            -      $    800             $    700
     D. Other Fees          -      $      0             $      0

     All of the above auditor's fees were approved by the Directors of the Company. The Company has no audit committee and the Directors of the Board, evaluate and approve all accountant fees.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     A. Financial Statements. 2013 audited financial statements

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

                                        Date: October 28, 2013

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

                                        Date: October 28, 2013