Form 10-Q
period 2013-10-31
Concrete Leveling Systems Inc
filed 2013-12-05
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                       October 31, 2013 and July 31, 2013

                                                                       October 31             July 31
                                                                       ----------           ----------
                                                                       (Unaudited)           (Audited)
ASSETS

Current Assets
  Cash in bank                                                         $    1,197           $    2,171
  Accounts receivable                                                       4,495                4,495
  Current portion of notes receivable                                      32,013               30,113
  Interest Receivable                                                       3,006                2,447
  Deposits                                                                     --               12,000
  Inventory                                                                13,370                1,070
                                                                       ----------           ----------
      Total Current Assets                                                 54,081               52,296
                                                                       ----------           ----------
Property, Plant and Equipment
  Equipment                                                                   700                  700
  Less: Accumulated depreciation                                             (700)                (700)
                                                                       ----------           ----------
      Total Property, Plant and Equipment                                      --                   --
                                                                       ----------           ----------
Other Assets
  Notes receivable, net of current portion                                 29,419               33,337
  Deposits                                                                     10                   10
                                                                       ----------           ----------
                                                                           29,429               33,347
                                                                       ----------           ----------

      TOTAL ASSETS                                                     $   83,510           $   85,643
                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                     $   67,624           $   72,524
  Advances - Stockholders                                                  35,600               15,000
  Notes payable - stockholders                                             62,450               62,750
  Other accrued expenses                                                   23,169               23,172
  Deferred Revenue                                                             34                   --
                                                                       ----------           ----------
      Total Current Liabilites                                            188,877              173,446
                                                                       ----------           ----------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001)
   100,000,000 shares authorized: 6,395,418 shares issued and
   outstanding at October 31, 2013 and July 31, 2013                        6,395                6,395
  Additional paid-in capital                                              405,355              405,355
  Retained (deficit)                                                     (517,117)            (499,553)
                                                                       ----------           ----------
      Total Stockholders' Equity (Deficit)                               (105,367)             (87,803)
                                                                       ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $   83,510           $   85,643
                                                                       ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
              For the Three Months Ended October 31, 2013 and 2012

                                                                   2013                 2012
                                                                ----------           ----------
                                                                (Unaudited)          (Unaudited)
Equipment and parts sales                                       $       --           $      384
                                                                ----------           ----------

Cost of Sales                                                           --                  183
                                                                ----------           ----------

Gross Margin                                                            --                  201
                                                                ----------           ----------

Expenses
  Selling, general and administration                               18,203               32,436
                                                                ----------           ----------

(Loss) from Operations                                             (18,203)             (32,235)

Other Income (Expense)
  Interest income                                                      847                  722
  Interest expense                                                    (208)              (1,869)
                                                                ----------           ----------
      Total Other Income (Expense)                                     639               (1,147)
                                                                ----------           ----------

Net (Loss) Before Income Taxes                                     (17,564)             (33,382)

Provision for Income Taxes                                              --                   --
                                                                ----------           ----------

Net (Loss)                                                      $  (17,564)          $  (33,382)
                                                                ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted                  $    (0.00)          $    (0.01)
                                                                ==========           ==========
Weighted average number of common shares outstanding -
 basic and fully diluted                                         6,395,418            6,395,418
                                                                ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
              For the Three Months Ended October 31, 2013 and 2012

                                                               2013               2012
                                                             --------           --------
                                                            (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $(17,564)          $(33,382)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation
     Decrease (Increase) in inventory                          (7,000)            (7,214)
     Decrease (Increase) in interest receivable                  (559)                --
     (Increase) Decrease in prepaid expenses                       --             (3,332)
     Increase (Decrease) in accounts payable                   (4,900)            30,705
     Increase (Decrease) in deferred revenue                       34                 --
     Increase (Decrease) in other accrued expenses                 (3)             2,869
     Increase (Decrease) in cash overdraft                         --                 --
     Decrease (Increase) in Deposits                            7,000                 --
                                                             --------           --------
Net cash from (used by) operating activities                  (22,992)           (10,354)
                                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                  2,018              2,704
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (payments to) stockholders                        20,000                 --
                                                             --------           --------

Net Increase (decrease) in cash                                  (974)            (7,650)
Cash and equivalents - beginning                                2,171              9,658
                                                             --------           --------

Cash and equivalents - ending                                $  1,197           $  2,008
                                                             ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $    208           $    226
                                                             ========           ========
  Income Taxes                                               $     --           $     --
                                                             ========           ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                 October 31 2013


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2013.

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $17,564 for the quarter ended October 31, 2013, and has incurred substantial net losses since its inception. At October 31, 2013, current liabilities exceed current assets by $134,796. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of October 31, 2013, CLS has cash assets of $1,197, accounts receivable in the amount of $4,495 and notes receivable in the amount of $61,432. As of October 31, 2013, the Company was carrying inventory valued at $13,370.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. Mr. Edward A. Barth has continued to contact companies regarding the service unit, but has not receive any positive leads during the last quarter.

     CLS continues to have cash flow issues. As of October 31, 2013, it had total current liabilities of $188,887, which includes advances from stockholders and notes payable to stockholders in the amount of $98,050. The company continues to experience negative income figures for the quarter. However, it is hopeful that as the domestic economy continues to improve, credit will be eased and individuals who have expressed interest in purchasing a concrete leveling service unit will find necessary financing to do so.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The company maintains an inventory of one partially completed service unit. In the event the Company receives an order for a concrete leveling service unit, it will seek a down payment in an amount sufficient to complete the unit, in order not to have to borrow additional funds.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending October 31, 2013 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the quarter ended October 31, 2013, the Company has experienced little activity. Due to the seasonal nature of concrete leveling operations in most of the United States and Canada, prospective buyers are not looking to purchase a concrete leveling service unit for a winter delivery. Activity in sales of the units will not begin to pick up until late winter of 2014.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                                        CONCRETE LEVELING SYSTEMS, INC.


Date: December 5, 2013                  By: /s/ Edward A. Barth
                                            ------------------------------------
                                            Edward A. Barth,
                                            Principal Executive Officer


Date: December 5, 2013                  By: /s/ Suzanne I. Barth
                                            ------------------------------------
                                            Suzanne I. Barth,
                                            Principal Financial Officer