Form 10-Q
period 2014-01-31
Concrete Leveling Systems Inc
filed 2014-03-13
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems, Inc.
                                 Balance Sheets
                       January 31, 2014 and July 31, 2013

                                                                     January 31            July 31
                                                                     ----------           ----------
                                                                     (Unaudited)           (Audited)
ASSETS

Current Assets
  Cash in bank                                                       $      422           $    2,171
  Accounts receivable                                                     4,495                4,495
  Current portion of notes receivable                                    35,996               30,113
  Interest receivable                                                     3,727                2,447
  Deposits                                                                   --               12,000
  Inventory                                                              13,370                1,070
                                                                     ----------           ----------
      Total Current Assets                                               58,010               52,296
                                                                     ----------           ----------
Property, Plant and Equipment
  Equipment                                                                 700                  700
  Less: Accumulated depreciation                                           (700)                (700)
                                                                     ----------           ----------
      Total Property, Plant and Equipment                                    --                   --
                                                                     ----------           ----------
Other Assets
  Notes receivable, net of current portion                               25,435               33,337
  Deposits                                                                   10                   10
                                                                     ----------           ----------
                                                                         25,445               33,347
                                                                     ----------           ----------

      TOTAL ASSETS                                                   $   83,455           $   85,643
                                                                     ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                   $   66,098           $   72,524
  Advances - stockholders                                                40,600               15,000
  Notes payable - stockholders                                           62,450               62,750
  Other accrued expenses                                                 23,382               23,172
                                                                     ----------           ----------
      Total Current Liabilites                                          192,530              173,446
                                                                     ----------           ----------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    6,395,418 shares issued and outstanding at January 31, 2012
    and July 31, 2011                                                     6,395                6,395
  Additional paid-in capital                                            405,355              405,355
  Retained (deficit)                                                   (520,825)            (499,553)
                                                                     ----------           ----------
      Total Stockholders' Equity (Deficit)                             (109,075)             (87,803)
                                                                     ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $   83,455           $   85,643
                                                                     ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
                  For the 3 and 6 Months Ended January 31, 2014

                                                      3 Months Ended        6 Months Ended
                                                     January 31, 2014      January 31, 2014
                                                     ----------------      ----------------
                                                       (Unaudited)           (Unaudited)
Equipment and parts sales                               $       --            $       --

Cost of Sales                                                   --                    --
                                                        ----------            ----------

Gross Margin                                                    --                    --
                                                        ----------            ----------

Expenses
  Selling, general and administration                        4,258                22,461
                                                        ----------            ----------

(Loss) from Operations                                      (4,258)              (22,461)
                                                        ----------            ----------
Other Income (Expense)
  Interest income                                              754                 1,601
  Interest expense                                            (204)                 (412)
                                                        ----------            ----------
      Total Other Income (Expense)                             550                 1,189
                                                        ----------            ----------

Net (Loss) Before Income Taxes                              (3,708)              (21,272)

Provision for Income Taxes                                      --                    --
                                                        ----------            ----------

Net (Loss)                                              $   (3,708)           $  (21,272)
                                                        ==========            ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)           $    (0.00)
                                                        ==========            ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   6,395,418             6,395,418
                                                        ==========            ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
                  For the 3 and 6 Months Ended January 31, 2013

                                                      3 Months Ended        6 Months Ended
                                                     January 31, 2013      January 31, 2013
                                                     ----------------      ----------------
                                                       (Unaudited)           (Unaudited)

Equipment and parts sales                               $   54,495            $   54,879
                                                        ----------            ----------

Cost of Sales                                               21,150                21,333
                                                        ----------            ----------

Gross Margin                                                33,345                33,546
                                                        ----------            ----------
Expenses
  Selling, general and administration                       35,621                68,059
                                                        ----------            ----------

(Loss) from Operations                                      (2,276)              (34,513)

Other Income (Expense)
  Interest income                                            1,190                 1,912
  Interest expense                                          (1,871)               (3,740)
                                                        ----------            ----------
      Total Other Income (Expense)                            (681)               (1,828)
                                                        ----------            ----------

Net (Loss) Before Income Taxes                              (2,957)              (36,341)

Provision for Income Taxes                                      --                    --
                                                        ----------            ----------

Net (Loss)                                              $   (2,957)           $  (36,341)
                                                        ==========            ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)           $    (0.01)
                                                        ==========            ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   6,395,418             6,395,418
                                                        ==========            ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
               For the Six Months Ended January 31, 2014 and 2013

                                                          January 31, 2014     January 31, 2013
                                                          ----------------     ----------------
                                                             (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $  (21,272)          $  (36,341)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation
     (Increase) Decrease in accounts receivable                      --               (3,695)
     (Increase) Decrease in interest receivable                  (1,280)                  --
     Decrease (Increase) in inventory                           (12,300)              13,845
     Decrease (Increase) in Deposits                             12,000                   --
     Increase (Decrease) in accounts payable                     (6,426)              54,923
     Increase (Decrease) in other accrued expenses                  210              (46,207)
                                                             ----------           ----------
Net cash from (used by) operating activities                    (29,068)             (17,475)
                                                             ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                    2,019                5,004
                                                             ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                        25,300                4,500
                                                             ----------           ----------

Net (decrease) in cash                                           (1,749)              (7,971)
Cash and equivalents - beginning                                  2,171                9,658
                                                             ----------           ----------

Cash and equivalents - ending                                $      422           $    1,687
                                                             ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $      204           $      913
                                                             ==========           ==========
  Income Taxes                                               $       --           $       --
                                                             ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                 January 31 2014


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $3,708 for the three months ended January 31, 2014, and has incurred substantial net losses since its inception. At January 31, 2014, current liabilities exceed current assets by $134,520. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of January 31, 2014, CLS has cash assets of $422, accounts receivable in the amount of $4,495 and notes receivable in the amount of $61,431. As of January 31, 2014, the Company was carrying inventory valued at $13,370.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. Mr. Edward A. Barth has continued to contact companies regarding the service unit, but did not receive any positive leads during the last quarter.

     CLS continues to have cash flow issues. As of January 31, 2014, it had total current liabilities of $192,530, which includes advances from stockholders and notes payable to stockholders in the amount of $103,050. The company continues to experience negative income figures for the quarter. Mr. Barth continues to remain in contact with potential purchasers, who have expressed an interest in purchasing a service unit.

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

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending January 31, 2014 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the quarter ended January 31, 2014, the Company has experienced little activity. Due to the seasonal nature of concrete leveling operations in most of the United States and Canada, prospective buyers are not looking to purchase a concrete leveling service unit for a winter delivery. Activity in sales of the units will not begin to pick up until early spring of 2014.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                                        CONCRETE LEVELING SYSTEMS, INC.


Date: March 13, 2014                    By: /s/ Edward A. Barth
                                            ------------------------------------
                                            Edward A. Barth,
                                            Principal Executive Officer


Date: March 13, 2014                    By: /s/ Suzanne I. Barth
                                            ------------------------------------
                                            Suzanne I. Barth,
                                            Principal Financial Officer