Form 10-Q
period 2014-04-30
Concrete Leveling Systems Inc
filed 2014-06-13
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems, Inc.
                                 Balance Sheets
                        April 30, 2014 and July 31, 2013

                                                                     April 30             July 31
                                                                    ----------           ----------
                                                                    (Unaudited)           (Audited)
Assets

Current Assets
  Cash in bank                                                      $      641           $    2,171
  Accounts receivable                                                    4,495                4,495
  Current portion of notes receivable                                   39,537               30,113
  Interest receivable                                                    4,279                2,447
  Deposits                                                                  --               12,000
  Inventory                                                             13,802                1,070
                                                                    ----------           ----------
      Total Current Assets                                              62,754               52,296
                                                                    ----------           ----------
Property, Plant and Equipment
  Equipment                                                                700                  700
  Less: Accumulated depreciation                                          (700)                (700)
                                                                    ----------           ----------
      Total Property, Plant and Equipment                                   --                   --
                                                                    ----------           ----------
Other Assets
  Notes receivable, net of current portion                              21,022               33,337
  Deposits                                                                  10                   10
                                                                    ----------           ----------
                                                                        21,032               33,347
                                                                    ----------           ----------

             TOTAL ASSETS                                           $   83,786           $   85,643
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                  $   29,643           $   36,450
  Accounts payable - stockholders                                       36,074               36,074
  Advances - stockholders                                               45,200               15,000
  Notes payable - stockholders                                          62,450               62,750
  Other accrued expenses                                                24,204               23,172
                                                                    ----------           ----------
      Total Current Liabilites                                         197,571              173,446
                                                                    ----------           ----------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    6,395,418 shares issued and outstanding at
    April 30, 2014 and July 31, 2013                                     6,395                6,395
  Additional paid-in capital                                           405,355              405,355
  Retained (deficit)                                                  (525,535)            (499,553)
                                                                    ----------           ----------
      Total Stockholders' Equity (Deficit)                            (113,785)             (87,803)
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   83,786           $   85,643
                                                                    ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
                   For the 3 and 9 Months Ended April 30, 2014

                                                      3 Months Ended       9 Months Ended
                                                      April 30, 2014       April 30, 2014
                                                      --------------       --------------
                                                        (Unaudited)          (Unaudited)
Equipment and parts sales                               $       --           $       --
                                                        ----------           ----------

Cost of Sales                                                   --                   --
                                                        ----------           ----------

Gross Margin                                                    --                   --
                                                        ----------           ----------
Expenses
  Selling, general and administration                        5,323               27,784
                                                        ----------           ----------

(Loss) from Operations                                      (5,323)             (27,784)
                                                        ----------           ----------
Other Income (Expense)
  Interest income                                              837                2,439
  Interest expense                                            (224)                (637)
                                                        ----------           ----------
      Total Other Income (Expense)                             613                1,802
                                                        ----------           ----------

Net (Loss) Before Income Taxes                              (4,710)             (25,982)

Provision for Income Taxes                                      --                   --
                                                        ----------           ----------

Net (Loss)                                              $   (4,710)          $  (25,982)
                                                        ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)          $    (0.00)
                                                        ==========           ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   6,395,418            6,395,418
                                                        ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
                   For the 3 and 9 Months Ended April 30, 2013

                                                      3 Months Ended       9 Months Ended
                                                      April 30, 2013       April 30, 2013
                                                      --------------       --------------
                                                        (Unaudited)          (Unaudited)
Equipment and parts sales                               $       --           $    54,879
                                                        ----------           -----------

Cost of Sales                                                   --                21,333
                                                        ----------           -----------

Gross Margin                                                    --                33,546
                                                        ----------           -----------
Expenses
  Selling, general and administration                       24,812                92,871
                                                        ----------           -----------

(Loss) from Operations                                     (24,812)              (59,325)

Other Income (Expense)
  Interest income                                              947                 2,859
  Interest expense                                          (1,802)               (5,542)
                                                        ----------           -----------
      Total Other Income (Expense)                            (855)               (2,683)
                                                        ----------           -----------

Net (Loss) Before Income Taxes                             (25,667)              (62,008)

Provision for Income Taxes                                      --                    --
                                                        ----------           -----------

Net (Loss)                                              $  (25,667)          $   (62,008)
                                                        ==========           ===========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)          $     (0.01)
                                                        ==========           ===========
Weighted average number of common shares
 outstanding - basic and fully diluted                   6,395,418             6,395,418
                                                        ==========           ===========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended April 30, 2014 and 2013

                                                          April 30, 2014       April 30, 2013
                                                          --------------       --------------
                                                            (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $(25,982)            $(62,008)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     (Increase) in accounts receivable                             --               (3,695)
     (Increase) in interest receivable                         (1,832)                  --
     Decrease (Increase) in inventory                         (12,732)              13,845
     Decrease (Increase) in Deposits                           12,000               (5,000)
     Increase (Decrease) in accounts payable                   (6,807)              74,563
     Increase (Decrease) in other accrued expenses              1,032              (45,305)
                                                             --------             --------
Net cash from (used by) operating activities                  (34,321)             (27,600)
                                                             --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                  2,891                5,242
                                                             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans and advances from stockholders                         29,900               13,300
                                                             --------             --------

Net (decrease) in cash                                         (1,530)              (9,058)
Cash and equivalents - beginning                                2,171                9,658
                                                             --------             --------

Cash and equivalents - ending                                $    641             $    600
                                                             ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $    637             $    213
                                                             ========             ========
  Income Taxes                                               $     --             $     --
                                                             ========             ========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                 April 30, 2014


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $4,710 for the three months ended April 30, 2014, and has incurred substantial net losses since its inception. At April 30, 2014, current liabilities exceed current assets by $134,817. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of April 30, 2014, CLS has cash assets of $641, accounts receivable in the amount of $4,495 and notes receivable in the amount of $60,559. As of April 30, 2014, the Company was carrying inventory valued at $13,802.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. Mr. Edward A. Barth has continued to contact companies regarding the service unit, but did not receive any positive leads during the last quarter.

     CLS continues to have cash flow issues. As of April 30, 2014, it had total current liabilities of $197,571, which includes advances from stockholders and notes and accounts payable to stockholders in the amount of $143,742. The company continues to experience negative income figures for the quarter. Mr. Barth continues to remain in contact with potential purchasers, who have expressed an interest in purchasing a service unit.

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

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending April 30, 2014 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the quarter ended April, 2014, the Company has experienced little activity. The Company has devoted a limited amount of its resources to marketing its product during the last quarter. Management has concentrated its efforts on field training for its current customers, in order to assure repayment of the outstanding receivables. At present, it is not in discussions with any potential buyers of its concrete leveling service units.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

ITEM 4 - MINE SAFETY DISCLOSURES

     Not applicable.

ITEM 5 - OTHER INFORMATION

     CLS is in the process of  converting  its web domain name.  Its website can
currently   be  found  at   www.clsfab.net.   The  new  web   address   will  be
www.clsfabricating.com.

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: June 13, 2014             By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                    Edward A. Barth, Principal Executive Officer


Date: June 13,2014              By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer