Form 10-K
period 2014-07-31
Concrete Leveling Systems Inc
filed 2014-10-24
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2014

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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $285,550. This value is based upon the bid price as of the last business day of the registrant's most recently completed second quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 21 2014.

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

     There are other concrete leveling service units of a similar nature, currently being manufactured in the United States. Although CLS believes that the design changes it has made to the units create a superior unit and, therefore, competitive in the market, CLS recognizes that there is a limited market for these units and there are existing manufacturers in the market that have more experience in the marketing of these units. CLS management has, however, been directly involved in the concrete leveling business for the past 13 years and, therefore, has direct knowledge as to the operations of the concrete leveling service unit, as well as the variety of applications to which it can be used.

     Effective July 31, 2009, the Company entered into a Marketing Agreement with Stark Concrete Leveling, Inc. to become the exclusive distributor for the CLS service unit. Stark Concrete Leveling, Inc. ("Stark") is owned and operated by Mr. Edward A. Barth. Mr. Barth is President of CLS. Under the terms of the Marketing Agreement, Stark will receive a commission equal to 30% of the sales price of any unit sold. Stark waived its commissions on sales for the year ended July 31, 2013 and 2014. Stark is responsible for all costs of marketing, and the training of buyer's agent in the use of the units. Stark intends to continue to market the service unit through placing ads in construction equipment trade journals throughout the United States.

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

                                       Fiscal Year Ended July 31
                                   2013                        2014
                            -----------------           ----------------
                            High          Low           High         Low
                            ----          ---           ----         ---

First Quarter              $0.15*        $0.13*        $0.18*       $0.12*
Second Quarter             $0.13*        $0.13*        $0.16*       $0.12*
Third Quarter              $0.15*        $0.13*        $0.15*       $0.12*
Fourth Quarter             $0.14*        $0.15*        $0.12*       $0.12*

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial positions, cash flows, indebtedness and other key financial information of CLS for the fiscal years 2013 and 2014. For a more complete understanding of this discussion please read the Notes to Financial Statements included in this report.

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

     RESULTS OF OPERATIONS. CLS became an operating company during fiscal year ended July 31, 2010. During the last fiscal year, CLS sold no new units and otherwise had negligible sales for the year. The Company continues to receive payments on the self-financed portion of the service units sold during the fiscal year ending July 31, 2010 and the last fiscal year. However, CLS has established allowances for the potential uncollectability of it notes receivable. CLS continues to incur substantial operating losses, due to lack of new product sales. Management is encouraged with the the positive feedback received from its customers who have operated the units, however there are no current negotiations for new units. The Company can now produce the unit at a reduced cost, due to the fact that it has been recognized as an OEM manufacturer by the manufacturer of the purchased components, thus enabling the Company to purchase these components at a reduced rate. CLS has now sold a total of four new service units. The largest factor the Company experiences in failing to sell more service units is the inability of purchasers to obtain capital necessary to purchase the units.

     Over the past fiscal year, marketing of the Company's product has suffered as the result of a lack of capital.

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

     The past sales of the Company's concrete leveling service unit has created positive feedback from the purchasers. For the short time that the servicing units have been in operation, the purchasers have recognized the market for such services in their area and immediately commence to receive revenues. Management is currently investigating alternative methods of marketing its product. Now that the concrete service units have been in the field for several years, the Company has verified the quality of its product. As the economy improves, the Company is looking forward to the easing of credit for entrepreneurs who wish to enter into the concrete leveling business.

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

Hobe & Lucas
  Certified Public Accountants, Inc.

                             4807 Rockside Road, Suite 510 Phone: (216) 524.8900
                             Independence, Ohio 44131      Fax: (216) 524.8777
                             http://www.hobe.com


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Concrete Leveling Systems, Inc.
Canton, Ohio

     We have audited the accompanying balance sheets of Concrete Leveling Systems, Inc. as of July 31, 2014 and 2013, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2014. Concrete Leveling Systems, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Leveling Systems, Inc. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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


                                      /s/ Hobe & Lucas
                                      ------------------------------------------
                                      Hobe & Lucas
                                      Certified Public Accountants, Inc.
Independence, Ohio
October 21, 2014

Independent Member
    B K R
INTERNATIONAL
Firms In Principal Cities Worldwide

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                             July 31, 2014 and 2013

                                                                          2014                 2013
                                                                       ----------           ----------
ASSETS

CURRENT ASSETS
  Cash in bank                                                         $      593           $    2,171
  Accounts receivable, net of allowance for doubtful accounts
   of $2,248 and $-0- at July 31, 2014 and 2013                             2,727                4,495
  Current portion of notes receivable, net of allowance for
   loan losses of $29,325 and $-0- at July 31, 2014 and 2013               13,087               30,113
  Interest receivable, net of collectibility allowance of
   $2,185 and $-0- at July 31, 2014 and 2013                                2,288                2,447
  Deposits                                                                     --               12,000
  Inventory                                                                15,596                1,070
  Prepaid expense and other current assets                                    436                   --
                                                                       ----------           ----------
      Total Current Assets                                                 34,727               52,296
                                                                       ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                                   700                  700
  Less: Accumulated depreciation                                             (700)                (700)
                                                                       ----------           ----------
      Total Property, Plant and Equipment                                      --                   --
                                                                       ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                                 17,271               33,337
  Deposits                                                                     10                   10
                                                                       ----------           ----------
                                                                           17,281               33,347
                                                                       ----------           ----------

      TOTAL ASSETS                                                     $   52,008           $   85,643
                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                     $   30,923           $   36,450
  Accounts payable - stockholders                                          36,074               36,074
  Advances - stockholders                                                  49,600               15,000
  Notes payable - stockholders                                             62,750               62,750
  Accrued interest - stockholders                                          15,139               15,139
  Other accrued expenses                                                    8,529                8,033
                                                                       ----------           ----------
      Total Current Liabilites                                            203,015              173,446
                                                                       ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    6,395,418 shares issued and outstanding at
    July 31, 2014 and 2013                                                  6,395                6,395
  Additional paid-in capital                                              405,355              405,355
  Retained (deficit)                                                     (562,757)            (499,553)
                                                                       ----------           ----------
      Total Stockholders' (Deficit)                                      (151,007)             (87,803)
                                                                       ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                    $   52,008           $   85,643
                                                                       ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
                   For the Years Ended July 31, 2014 and 2013

                                                           2014                 2013
                                                        ----------           ----------
Equipment and parts sales                               $      480           $   55,077
                                                        ----------           ----------

Cost of Sales                                                  210               21,389
                                                        ----------           ----------

Gross Margin                                                   270               33,688
                                                        ----------           ----------
EXPENSES
  Selling, general and administration                       65,525              117,031

(Loss) from Operations                                     (65,255)             (83,343)

OTHER INCOME (EXPENSE)
  Interest income                                            2,913                3,799
  Interest expense                                            (862)              (5,747)
                                                        ----------           ----------
      Total Other Income (Expense)                           2,051               (1,948)
                                                        ----------           ----------

Net (Loss) Before Income Taxes                             (63,204)             (85,291)

Provision for Income Taxes                                      --                   --
                                                        ----------           ----------

Net (Loss)                                              $  (63,204)          $  (85,291)
                                                        ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.01)          $    (0.01)
                                                        ==========           ==========
Weighted average number of common
 shares outstanding - basic and fully diluted            6,395,418            6,395,418
                                                        ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                  Statements of Stockholders' Equity (Deficit)
                   For the Years Ended July 31, 2014 and 2013

                                                                                                      Total
                                                                  Additional                      Stockholders'
                                          Issued        Par        Paid-in        Accumulated        Equity
                                          Shares       Value       Capital         (Deficit)        (Deficit)
                                          ------       -----       -------         ---------        ---------
Balance July 31, 2012                   6,395,418     $ 6,395     $ 324,355       $(414,262)        $ (83,512)
                                        ---------     -------     ---------       ---------         ---------
Conversion of stockholder payables
 July 2013                                     --          --        81,000              --            81,000

Net (Loss)                                     --          --            --         (85,291)          (85,291)
                                        ---------     -------     ---------       ---------         ---------
Balance July 31, 2013                   6,395,418       6,395       405,355        (499,553)          (87,803)
                                        ---------     -------     ---------       ---------         ---------

Net (Loss)                                     --          --            --         (63,204)          (63,204)
                                        ---------     -------     ---------       ---------         ---------

Balance July 31, 2014                   6,395,418     $ 6,395     $ 405,355       $(562,757)        $(151,007)
                                        =========     =======     =========       =========         =========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                   For the Years Ended July 31, 2014 and 2013

                                                                2014                 2013
                                                             ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $  (63,204)          $  (85,291)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Allowance for loan losses                                   29,325                   --
     Allowance for doubtful accounts                              2,248                   --
     Allowance for uncollectable interest                         2,185                   --
     (Increase) in accounts receivable                             (480)              (3,695)
     (Increase) in interest receivable                           (2,026)              (1,230)
     (Increase) Decrease in inventory                           (14,526)              13,901
     (Increase) in prepaid expenses                                (436)                  --
     Decrease (Increase) in deposits                             12,000              (12,000)
     (Decrease) Increase in accounts payable                     (5,527)             101,978
     (Decrease) in deferred revenue                                  --              (50,000)
     Increase in other accrued expenses                             496                4,449
                                                             ----------           ----------
Net cash (used in) operating activities                         (39,945)             (31,888)
                                                             ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                    3,767                9,401

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholders                                     34,600               15,000
                                                             ----------           ----------

Net (decrease) in cash                                           (1,578)              (7,487)
Cash and equivalents - beginning                                  2,171                9,658
                                                             ----------           ----------

Cash and equivalents - ending                                $      593           $    2,171
                                                             ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                   $      862           $      873
                                                             ==========           ==========
  Income Taxes                                               $       --           $       --
                                                             ==========           ==========

NON-CASH FINANCING ACTIVITIES

On July 31, 2013, the Company converted accounts payable due to three stockholders totaling $81,000 to additional paid-in capital.


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2014 and 2013


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

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectible receivables based on prior experience. The allowance was $2,248 and $-0- at July 31, 2014 and 2013, respectively.

ADVERTISING AND MARKETING

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $550 and $6,450 for the years ended July 31, 2014, and 2013, respectively.

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

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2014 and 2013


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2014, current liabilities exceed current assets by $168,288, and total liabilities exceed total assets by $151,007.

The Company is of the opinion that funds being received from installment sales of its service units will provide a certain level of cash flow. However, in order to fabricate an improved 2015 model service unit, the Company has found it necessary to borrow funds to purchase the components. Success will be dependent upon management's ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 - NOTES RECEIVABLE

The Company has three notes receivable totaling $37,843 and $40,889 at July 31, 2014 and 2013, respectively. The notes each carry an interest rate of 6.00% and are due at varying dates between November 2013 and March 2016. The notes are secured by equipment.

The Company has an additional note receivable in the amount of $21,840 and $22,561 at July 31, 2014 and 2013, respectively. This note carries an interest rate of 8.00%. The note is secured by equipment.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2014 and 2013


NOTE 5 - NOTES RECEIVABLE (CONTINUED)

Management has established an estimated allowance for loan losses and uncollectible interest income based on its experience with specific debtors, including payment history, condition and location of collateral, and estimated cost of resale. The allowances totaled $31,510 and $-0- at July 31, 2014 and 2013 respectively.

NOTE 6 - OPERATING SEGMENT

The Company operates in one reportable segment, concrete leveling systems sales.

NOTE 7 - INCOME TAXES

Income taxes on continuing operations at July 31 include the following:

                                                   2014                 2013
                                                 --------             --------

Currently payable                                $      0             $      0
Deferred                                                0                    0
                                                 --------             --------
      Total                                      $      0             $      0
                                                 ========             ========

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at July 31 is as follows:

                                                               2014                     2013
                                                        -------------------       ------------------
                                                                      % of                     % of
                                                                     Pretax                   Pretax
                                                        Income       Amount       Income      Amount
                                                        ------       ------       ------      ------
Income taxes per statement of operations              $      0           0%      $      0          0%
Loss for financial reporting purposes without tax
 expense or benefit                                    (21,500)        (34)%      (29,000)       (34)%
                                                      --------      ------       --------     ------
Income taxes at statutory rate                        $(21,500)        (34)%     $(29,000)       (34)%
                                                      ========      ======       ========     ======

The components of and changes in the net deferred taxes were as follows:

                                                    2014               2013
                                                 ----------         ----------
Deferred tax assets:
  Net operating loss carryforwards               $  134,400         $  124,400
  Allowances for uncollectible accounts              11,400                  0
  Compensation and Miscellaneous                     17,300             17,300
                                                 ----------         ----------
Deferred tax assets                                 163,100            141,700
                                                 ----------         ----------
Valuation Allowance                                (163,100)          (141,700)
                                                 ----------         ----------
Net deferred tax assets:                         $        0         $        0
                                                 ==========         ==========

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2014 and 2013


NOTE 7 - INCOME TAXES (CONTINUED)

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued compensation. No deferred taxes are reflected in the balance sheet at July 31, 2014 or 2013 due to a valuation allowance, which increased by $21,400 and $1,600 in 2014 and 2013, respectively.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

                                                                  Expiration
     Year of Loss                             Amount                 Date
     ------------                            --------             ---------

Period Ended July 31, 2008                   $ 62,107             2/28/2029
Period Ended July 31, 2009                   $ 68,766             2/28/2030
Period Ended July 31, 2010                   $ 25,311             2/28/2031
Period Ended July 31, 2011                   $ 96,481             2/28/2032
Period Ended July 31, 2012                   $113,260             2/28/2033
Period Ended July 31, 2014                   $ 29,399             2/28/2035

Tax periods ended July 31, 2011, 2012, 2013 and 2014 are subject to examination by major taxing authorities.

There are no interest or tax penalty expenses reflected in the Balance Sheets or Statements of Operations.

NOTE 8 - RELATED PARTIES

The Company leases warehouse and office space from one of its stockholders. Effective July 31, 2013, required rent payments were waived and amounts due were forgiven. Rent paid to this stockholder totaled $-0- and $15,000 for the years ended July 31, 2014 and 2013, respectively. Rent payable to this stockholder was $-0- at both July 31, 2014 and 2013. Accounts payable totaling $15,000 were waived by the stockholder during the year ended July 31, 2013.

The Company paid management fees to three of its stockholders. Effective July 31, 2013, required management fee payments were waived and amounts due were forgiven Management fees paid to these stockholders totaled $-0- and $66,000 for the years ended July 31, 2014 and 2013, respectively. Management fees payable to these stockholders were $-0- at both July 31, 2014 and 2013. Accounts payable totaling $66,000 were waived during the year ended July 31, 2013.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2014 and 2013


NOTE 8 - RELATED PARTIES (CONTINUED)

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company's stockholders. The agreement gives the related party exclusive distribution rights for the Company's products. Commission expense totaled $-0- for the years ended July 31, 2014 and 2013. The amount payable to the related party was $36,074 at July 31, 2014 and 2013.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2012 and 2011. The loans carry interest rates from 8.00% to 12.00% and are due on demand. Effective July 31, 2013, further interest accrual was waived by the noteholders. Two stockholders of the Company advanced $34,600 and $15,000 to the Company at various times during the years ended July 31, 2014 and 2013, respectively. The advances carry no interest.

NOTE 9 - COMPARATIVE STATEMENTS

Certain prior-year amounts have been reclassified to conform to current-year classifications.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 21, 2014, the date the financial statements were available to be issued. There are no events to report.

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

     MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d - 15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the frame work in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2014.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers and Directors and their respective ages as of July 31, 2014 are as follows:

Name of Director:                   Age:
-----------------                   ----

Suzanne I. Barth                     53
Edward A. Barth                      56
Eugene H. Swearengin                 60

EXECUTIVE OFFICERS

Executive Officer:                  Age:       Office:
------------------                  ----       -------

Suzanne I. Barth                     53        Chief Executive Officer and
                                               Chief Financial Officer
Edward A. Barth                      56        President
Eugene H. Swearengin                 60        Secretary

     Suzanne I. Barth, age 53, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 25 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

     Edward A. Barth, age 56 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

     Eugene H. Swearengin, age 60, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 36 years. He resides in North Canton, Ohio.

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

                                                          Other                     Securities
Name and                                                  Annual      Restricted    Underlying               All Other
Principal                                                 Compen-        Stock       Options/      LTIP       Compen-
Position                  Year     Salary($)    Bonus    sation($)    Award(s)($)     SARs($)    Payouts($)   sation($)
--------                  ----     ---------    -----    ---------    -----------     -------    ----------   ---------
Suzanne I. Barth,         2013      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President, CEO

Suzanne I. Barth,         2014      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President, CEO

Edward A. Barth,          2013      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President

Edward A. Barth,          2014      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President

Eugene H. Swearengin,     2013      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
Secretary

Eugene H. Swearengin,     2014      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of July 31, 2014 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

     Common stock: All Officers and Directors as a group that consist of three individuals as of July 31, 2014 directly owned 4,015,834 shares directly and beneficially, equaling 62.79% of the outstanding shares of common stock.

     The percent of class is based on 6,395,418 shares of common stock issued and outstanding as of July 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a list of the principal accountant fees and services for the past year.

                                          2014                 2013
                                        --------             --------

     A. Audit Fees         -            $ 19,230             $ 15,190
     B. Audit-Related Fees -            $      0             $      0
     C. Tax Fees           -            $    550             $    800
     D. Other Fees         -            $      0             $      0

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

                                        Date: October 24, 2013

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

                                        Date: October 24, 2013