Form 10-Q
period 2014-10-31
Concrete Leveling Systems Inc
filed 2014-12-10
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems Inc.
                                 Balance Sheets
                       October 31, 2014 and July 31, 2014

                                                                       October 31             July 31
                                                                       ----------           ----------
                                                                       (Unaudited)           (Audited)
ASSETS

Current Assets
  Cash in bank                                                         $      107           $      593
  Accounts receivable, net of allowance for doubtful accounts
   of $2,248 at October 31 and July 31, 2014                                2,592                2,727
  Current portion of notes receivable, net of allowance for
   loan losses of $29,325 at October 31 and July 31, 2014                  16,429               13,087
  Interest receivable, net of collectibility allowance of
   $2,692 and $2,185 at October 31 and July 31, 2014                        2,341                2,288
  Inventory                                                                15,411               15,596
  Prepaid expense and other current assets                                    109                  436
                                                                       ----------           ----------
      Total Current Assets                                                 36,989               34,727
                                                                       ----------           ----------
Property, Plant and Equipment
  Equipment                                                                   700                  700
  Less: Accumulated depreciation                                             (700)                (700)
                                                                       ----------           ----------
      Total Property, Plant and Equipment                                      --                   --
                                                                       ----------           ----------
Other Assets
  Notes receivable, net of current portion                                 13,929               17,271
  Deposits                                                                     10                   10
                                                                       ----------           ----------
                                                                           13,939               17,281
                                                                       ----------           ----------

      TOTAL ASSETS                                                     $   50,928           $   52,008
                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                     $   32,555           $   30,923
  Accounts payable - stockholders                                          35,770               36,074
  Advances - stockholders                                                  64,050               49,600
  Notes payable - stockholders                                             62,750               62,750
  Accrued interest - stockholders                                          15,139               15,139
  Other accrued expenses                                                    8,626                8,529
                                                                       ----------           ----------
      Total Current Liabilites                                            218,890              203,015
                                                                       ----------           ----------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   6,395,418 shares issued and outstanding at
   October 31 and July 31, 2014                                             6,395                6,395
  Additional paid-in capital                                              405,355              405,355
  Retained (deficit)                                                     (579,712)            (562,757)
                                                                       ----------           ----------
      Total Stockholders' Equity (Deficit)                               (167,962)            (151,007)
                                                                       ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $   50,928           $   52,008
                                                                       ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems Inc.
                              Statements of Income
              For the Three Months Ended October 31, 2014 and 2013

                                                                   2014                 2013
                                                                ----------           ----------
                                                                (Unaudited)          (Unaudited)
Equipment and parts sales                                       $      545           $       --
                                                                ----------           ----------

Cost of Sales                                                          308                   --
                                                                ----------           ----------

Gross Margin                                                           237                   --
                                                                ----------           ----------

Expenses
  Selling, general and administration                               17,531               18,203
                                                                ----------           ----------

(Loss) from Operations                                             (17,294)             (18,203)

Other Income (Expense)
  Interest income                                                      560                  847
  Interest expense                                                    (221)                (208)
                                                                ----------           ----------
      Total Other Income (Expense)                                     339                  639
                                                                ----------           ----------

Net (Loss) Before Income Taxes                                     (16,955)             (17,564)

Provision for Income Taxes                                              --                   --
                                                                ----------           ----------

Net (Loss)                                                      $  (16,955)          $  (17,564)
                                                                ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted                  $    (0.00)          $    (0.00)
                                                                ==========           ==========
Weighted average number of common shares outstanding -
 basic and fully diluted                                         6,395,418            6,395,418
                                                                ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
              For the Three Months Ended October 31, 2014 and 2013

                                                               2014                 2013
                                                            ----------           ----------
                                                            (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                $  (16,955)          $  (17,564)
  Adjustments to reconcile net (loss) to net cash
   used in operating activities:
     Decrease in accounts receivable                               135                   --
     Decrease (Increase) in inventory                              185               (7,000)
     (Increase) in interest receivable                             (53)                (559)
     Decrease in prepaid expenses                                  327                   --
     Increase (Decrease) in accounts payable                     1,328               (4,900)
     Increase in deferred revenue                                   --                   34
     Increase (Decrease) in other accrued expenses                  97                   (3)
     Decrease in Deposits                                           --                7,000
                                                            ----------           ----------
Net cash (used in) operating activities                        (14,936)             (22,992)
                                                            ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                      --                2,018
                                                            ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                       14,450               20,000
                                                            ----------           ----------

Net (decrease) in cash                                            (486)                (974)
Cash and equivalents - beginning                                   593                2,171
                                                            ----------           ----------

Cash and equivalents - ending                               $      107           $    1,197
                                                            ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                  $      221           $      208
                                                            ==========           ==========
  Income Taxes                                              $       --           $       --
                                                            ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                October 31, 2014


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10?Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2014.

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $16,955 for the quarter ended October 31, 2014, and has incurred substantial net losses since its inception. At October 31, 2014, current liabilities exceed current assets by $181,901. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of October 31, 2014, CLS has cash assets of $107, accounts receivable in the amount of $2,592 and notes receivable in the amount of $30,358. As of October 31, 2014, the Company was carrying inventory valued at $15,411.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. Mr. Edward A. Barth has continued to contact companies regarding the service unit, but did not receive any positive leads during the last quarter.

     CLS continues to have cash flow issues. As of October 31, 2014, it had total current liabilities of $218,890, which includes advances from stockholders and notes and accounts payable to stockholders in the amount of $162,570. The company continues to experience negative income figures for the quarter. Mr. Barth continues to remain in contact with potential purchasers, who have expressed an interest in purchasing a service unit.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The company maintains an inventory of one partially completed service unit. In the event the Company receives an order for a concrete leveling service unit, it will seek a down payment in an amount sufficient to complete the unit, in order not to have to borrow additional funds. The Company is currently relying upon loans from stockholders to meet operating expenses.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending October 31, 2014 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the quarter ended October 31, 2014, the Company has experienced little activity. The Company has devoted a limited amount of its resources to marketing its product during the last quarter. Management has concentrated its efforts on field training for its current customers, in order to assure repayment of the outstanding receivables. At present, it is not in discussions with any potential buyers of its concrete leveling service units.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

     None

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

                                CONCRETE LEVELING SYSTEMS, INC.


Date: December 10, 2014         By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                    Edward A. Barth, Principal Executive Officer


Date: December 10, 2014         By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer