Form 10-Q
period 2015-01-31
Concrete Leveling Systems Inc
filed 2015-03-12
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems, Inc.
                                 Balance Sheets
                       January 31, 2015 and July 31, 2014

                                                                          January 31            July 31
                                                                          ----------           ----------
                                                                         (Unaudited)           (Audited)
ASSETS

Current Assets
  Cash in bank                                                            $      111           $      593
  Accounts receivable, net of allowance for doubtful accounts
   of $2,248 at January 31, 2015 and July 31, 2014                             2,592                2,727
  Current portion of notes receivable, net of allowance for
   loan losses of $29,325 at January 31, 2015 and July 31, 2014               19,438               13,087
  Interest receivable, net of collectability allowance of
   $2,692 and $2,185 at January 31, 2015 and July 31, 2014                     2,604                2,288
  Inventory                                                                   16,208               15,596
  Prepaid expenses and other current assets                                       --                  436
                                                                          ----------           ----------
      Total Current Assets                                                    40,953               34,727
                                                                          ----------           ----------
Property, Plant and Equipment
  Equipment                                                                      700                  700
  Less: Accumulated depreciation                                                (700)                (700)
                                                                          ----------           ----------
      Total Property, Plant and Equipment                                         --                   --
                                                                          ----------           ----------
Other Assets
  Notes receivable, net of current portion                                    10,099               17,271
  Deposits                                                                        10                   10
                                                                          ----------           ----------
      Total Other Assets                                                      10,109               17,281
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $   51,062           $   52,008
                                                                          ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                        $   34,523           $   30,923
  Accounts payable - stockholders                                             35,770               36,074
  Advances - stockholders                                                     66,800               49,600
  Notes payable - stockholders                                                62,750               62,750
  Accrued interest - stockholders                                             15,139               15,139
  Other accrued expenses                                                       9,055                8,529
                                                                          ----------           ----------
      Total Current Liabilities                                              224,037              203,015
                                                                          ----------           ----------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001) 100,000,000 shares authorized:
   6,395,418 shares issued and outstanding at January 31, 2015
   and July 31, 2014                                                           6,395                6,395
  Additional paid-in capital                                                 405,355              405,355
  Retained (deficit)                                                        (584,725)            (562,757)
                                                                          ----------           ----------
      Total Stockholders' Equity (Deficit)                                  (172,975)            (151,007)
                                                                          ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $   51,062           $   52,008
                                                                          ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
               For the Three and Six Months Ended January 31, 2015

                                                      3 Months Ended         6 Months Ended
                                                     January 31, 2015       January 31, 2015
                                                     ----------------       ----------------
                                                        (Unaudited)            (Unaudited)
Equipment and parts sales                               $       --             $      545
                                                        ----------             ----------

Cost of Sales                                                   --                    308
                                                        ----------             ----------

Gross Margin                                                    --                    237
                                                        ----------             ----------
Expenses
  Selling, general and administration                        4,822                 21,793
                                                        ----------             ----------

(Loss) from Operations                                      (4,822)               (21,556)
                                                        ----------             ----------
Other Income (Expense)
  Interest income                                               42                     42
  Interest expense                                            (233)                  (454)
                                                        ----------             ----------
      Total Other Income (Expense)                            (191)                  (412)
                                                        ----------             ----------

Net (Loss) Before Income Taxes                              (5,013)               (21,968)

Provision for Income Taxes                                      --                     --
                                                        ----------             ----------

Net (Loss)                                              $   (5,013)            $  (21,968)
                                                        ==========             ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)            $    (0.00)
                                                        ==========             ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   6,395,418              6,395,418
                                                        ==========             ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
               For the Three and Six Months Ended January 31, 2014

                                                      3 Months Ended         6 Months Ended
                                                     January 31, 2014       January 31, 2014
                                                     ----------------       ----------------
                                                        (Unaudited)            (Unaudited)
Equipment and parts sales                               $       --             $       --
                                                        ----------             ----------

Cost of Sales                                                   --                     --
                                                        ----------             ----------

Gross Margin                                                    --                     --
                                                        ----------             ----------
Expenses
  Selling, general and administration                        4,258                 22,461
                                                        ----------             ----------

(Loss) from Operations                                      (4,258)               (22,461)
                                                        ----------             ----------
Other Income (Expense)
  Interest income                                              754                  1,601
  Interest expense                                            (204)                  (412)
                                                        ----------             ----------
      Total Other Income (Expense)                             550                  1,189
                                                        ----------             ----------

Net (Loss) Before Income Taxes                              (3,708)               (21,272)

Provision for Income Taxes                                      --                     --
                                                        ----------             ----------

Net (Loss)                                              $   (3,708)            $  (21,272)
                                                        ==========             ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)            $    (0.00)
                                                        ==========             ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   6,395,418              6,395,418
                                                        ==========             ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
               For the Six Months Ended January 31, 2015 and 2014

                                                              January 31, 2015         January 31, 2014
                                                              ----------------         ----------------
                                                                (Unaudited)              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                     $(21,968)                $(21,272)
  Adjustments to reconcile net (loss) to net cash
   used in operating activities:
     Depreciation
     (Increase) Decrease in accounts receivable                       135                       --
     (Increase) Decrease in interest receivable                      (316)                  (1,280)
     Decrease (Increase) in inventory                                (612)                 (12,300)
     Decrease in prepaid expenses and other current assets            436                       --
     Decrease (Increase) in Deposits                                   --                   12,000
     Increase (Decrease) in accounts payable                        3,296                   (6,426)
     Increase (Decrease) in other accrued expenses                    526                      210
                                                                 --------                 --------
Net cash from (used by) operating activities                      (18,503)                 (29,068)
                                                                 --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                        821                    2,019
                                                                 --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                          17,200                   25,300
                                                                 --------                 --------

Net (decrease) in cash                                               (482)                  (1,749)
Cash and equivalents - beginning                                      593                    2,171
                                                                 --------                 --------

Cash and equivalents - ending                                    $    111                 $    422
                                                                 ========                 ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                       $    454                 $    204
                                                                 ========                 ========
  Income Taxes                                                   $     --                 $     --
                                                                 ========                 ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                January 31, 2015


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $5,013 for the three months ended January 31, 2015, and has incurred substantial net losses since its inception. At January 31, 2015, current liabilities exceed current assets by $183,084. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of January 31, 2015, CLS has cash assets of $111, accounts receivable in the amount of $2592 and notes receivable in the amount of $29,537. As of January 31, 2015, the Company was carrying inventory valued at $16,208.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving monthly payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. Mr. Edward A. Barth has continued to contact companies regarding the service unit and has listed the service unit held in inventory on Ebay. To date, the Company has been contacted with inquiries regarding the purchase of a unit, but no offer has been made.

     CLS continues to have cash flow issues. As of January 31, 2015, it had total current liabilities of $224,037, which includes advances from stockholders and notes and accounts payable to stockholders in the amount of $180,459,including accrued interest on those obligations. The company continues to experience negative income figures for the quarter. Mr. Barth continues to remain in contact with potential purchasers, who have expressed an interest in purchasing a service unit.

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

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending January 31, 2015 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the quarter ended January 31, 2015, the Company has experienced little activity. The Company has devoted a limited amount of its resources to marketing its product during the last quarter. Management has concentrated its efforts on field training for its current customers, in order to assure repayment of the outstanding receivables. At present, it is not in discussions with any potential buyers of its concrete leveling service units.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                               CONCRETE LEVELING SYSTEMS, INC.


Date: March 12, 2015           By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                   Edward A. Barth, Principal Executive Officer


Date: March 12, 2015           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer