Form 10-K
period 2015-07-31
Concrete Leveling Systems Inc
filed 2015-10-26
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2015

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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $283,726. This value is based upon the bid price as of the last business day of the registrant's most recently completed second quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 21, 2015.

6,395,418 $0.001 par value common shares

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Form SB-2 with exhibits filed January 16, 2008.

                                TABLE OF CONTENTS

Number                         Item in Form 10-K                        Page No.
------                         -----------------                        --------

 1        Business                                                             3

 2        Properties                                                           4

 3        Legal Proceedings                                                    4

 5        Market for Registrant's Common Equity, Related Stock holder
          Matters and Issuer Purchases of Equity Securities                    4

 7        Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                 5

 8        Financial Statements and Supplementary Data                          7

 9        Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                16

9A        Controls and Procedures                                             16

10        Directors and Executive Officers of the Registrant                  16

11        Executive Compensation                                              17

12        Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     19

13        Certain Relationships and Related Transactions, and Director
          Independence                                                        20

14        Principal Accountant Fees and Services                              20

15        Exhibits and Financial Statement Schedules                          20

Signatures                                                                    21

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

     There are other concrete leveling service units of a similar nature, currently being manufactured in the United States. Although CLS believes that the design changes it has made to the units create a superior unit and, therefore, competitive in the market, CLS recognizes that there is a limited market for these units and there are existing manufacturers in the market that have more experience in the marketing of these units. CLS management has, however, been directly involved in the concrete leveling business for the past 14 years and, therefore, has direct knowledge as to the operations of the concrete leveling service unit, as well as the variety of applications to which it can be used.

     Effective July 31, 2009, the Company entered into a Marketing Agreement with Stark Concrete Leveling, Inc. to become the exclusive distributor for the CLS service unit. Stark Concrete Leveling, Inc. ("Stark") is owned and operated by Mr. Edward A. Barth. Mr. Barth is President of CLS. Under the terms of the Marketing Agreement, Stark will receive a commission equal to 30% of the sales price of any unit sold. Stark has waived its commissions on sales since July 31, 2013. Stark is responsible for all costs of marketing, and the training of buyer's agent in the use of the units. Stark intends to continue to market the service unit through placing ads in construction equipment trade journals throughout the United States.

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

     CLS has three full time employees, Mrs. Suzanne I. Barth (the majority shareholder, a director and the Company's CEO), Mr. Edward A. Barth, the Company's President and Mr. Eugene H. Swearengin, the Company's Secretary. On July 31, 2013 the Officers forgave all compensation accrued from August 1, 2012 through July 31, 2013 and have agreed to work without compensation beginning August 1, 2013, until such time as the Company's sales increase to a point that cash is available to pay salaries. All other services required by the Company are performed by independent contractors under the direction of Mr. and Mrs. Barth.

ITEM 2. PROPERTIES

     The Company is currently occupying the commercial space from which it is conducting its operations from Mr. Edward A. Barth. The Company is occupying this space on a month-to-month basis. It is occupying approximately 2,500 square feet of space. On July 31, 2013 Mr. Barth forgave all rent accrued from August 1, 2012 through July 31, 2013 and have agreed to lease the space rent free beginning August 1, 2013.

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

                                   Fiscal Year Ended July 31
                                 2014                      2015
                           ----------------          ----------------
                           High         Low          High         Low
                           ----         ---          ----         ---

First Quarter             $0.18*       $0.12*       $0.12*       $0.12*
Second Quarter            $0.16*       $0.12*       $0.12*       $0.12*
Third Quarter             $0.15*       $0.12*       $0.13*       $0.13*
Fourth Quarter            $0.12*       $0.12*       $0.40*       $0.35*

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial positions, cash flows, indebtedness and other key financial information of CLS for the fiscal years 2014 and 2015. For a more complete understanding of this discussion please read the Notes to Financial Statements included in this report.

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

     RESULTS OF OPERATIONS. CLS became an operating company during fiscal year ended July 31, 2010. During the last fiscal year, CLS sold no new units and otherwise had negligible sales for the year. The Company continues to receive payments on the self-financed portion of the service units sold during the fiscal year ending July 31, 2010 and the last fiscal year. However, CLS has established allowances for the potential uncollectability of it notes receivable. CLS continues to incur substantial operating losses, due to lack of new product sales. Management is encouraged by the positive feedback received from its customers who have operated the units, however there are no current negotiations for new units. The Company can now produce the unit at a reduced cost, due to the fact that it has been recognized as an OEM manufacturer by the manufacturer of the purchased components, thus enabling the Company to purchase these components at a reduced rate. CLS has now sold a total of four new service units. The largest factor the Company experiences in failing to sell more service units is the inability of purchasers to obtain capital necessary to purchase the units.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hobe & Lucas
  Certified Public Accountants, Inc.____________________________________________
                             4807 Rockside Road, Suite 510 Phone: (216) 524.8900
                             Independence, Ohio 44131      Fax: (216) 524.8777
                             http://www.hobe.com


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Concrete Leveling Systems, Inc.
Canton, Ohio

     We have audited the accompanying balance sheets of Concrete Leveling Systems, Inc. as of July 31, 2015 and 2014, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2015. Concrete Leveling Systems, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Leveling Systems, Inc. as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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


                                      /s/ Hobe & Lucas
                                      ------------------------------------------
                                      Hobe & Lucas
                                      Certified Public Accountants, Inc.

Independence, Ohio
October 21, 2015

                         Concrete Leveling Systems, Inc.
                                 Balance Sheets
                             July 31, 2015 and 2014

                                                                             2015                 2014
                                                                          ----------           ----------
ASSETS

CURRENT ASSETS
  Cash in bank                                                            $      116           $      593
  Accounts receivable, net of allowance for doubtful accounts
   of $4,046 and $2,248 at July 31, 2015 and 2014                                449                2,727
  Current portion of notes receivable, net of allowance for
   loan losses of $39,050 and $29,325 at July 31, 2015 and 2014               13,423               13,087
  Interest receivable, net of collectability allowance of $3,922
   and $2,185 at July 31, 2015 and 2014                                        1,910                2,288
  Inventory                                                                   17,379               15,596
  Prepaid expenses and other current assets                                      352                  436
                                                                          ----------           ----------
      Total Current Assets                                                    33,629               34,727
                                                                          ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                                      700                  700
  Less: Accumulated depreciation                                                (700)                (700)
                                                                          ----------           ----------
      Total Property, Plant and Equipment                                         --                   --
                                                                          ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion                                     5,618               17,271
  Deposits                                                                        --                   10
                                                                          ----------           ----------
      Total Other Assets                                                       5,618               17,281
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $   39,247           $   52,008
                                                                          ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                        $   36,317           $   30,923
  Accounts payable - stockholders                                             35,654               36,074
  Advances - stockholders                                                     74,300               49,600
  Notes payable - stockholders                                                62,750               62,750
  Accrued interest - stockholders                                             15,139               15,139
  Other accrued expenses                                                      12,350                8,529
                                                                          ----------           ----------
      Total Current Liabilities                                              236,510              203,015
                                                                          ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
   100,000,000 shares authorized:
   6,395,418 shares issued and outstanding at July 31, 2015 and 2014           6,395                6,395
  Additional paid-in capital                                                 405,355              405,355
  Retained (deficit)                                                        (609,013)            (562,757)
                                                                          ----------           ----------
      Total Stockholders' (Deficit)                                         (197,263)            (151,007)
                                                                          ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $   39,247           $   52,008
                                                                          ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
                   For the Years Ended July 31, 2015 and 2014

                                                                   2015                 2014
                                                                ----------           ----------
Parts sales                                                     $      545           $      480
                                                                ----------           ----------

Cost of Sales                                                          308                  210
                                                                ----------           ----------

Gross Margin                                                           237                  270
                                                                ----------           ----------
Expenses
  Selling, general and administrative                               47,388               65,525

(Loss) from Operations                                             (47,151)             (65,255)

Other Income (Expense)
  Interest income                                                    1,822                2,913
  Interest expense                                                    (927)                (862)
                                                                ----------           ----------
      Total Other Income (Expense)                                     895                2,051
                                                                ----------           ----------

Net (Loss) Before Income Taxes                                     (46,256)             (63,204)

Provision for Income Taxes                                              --                   --
                                                                ----------           ----------

Net (Loss)                                                      $  (46,256)          $  (63,204)
                                                                ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted                  $    (0.01)          $    (0.01)
                                                                ==========           ==========
Weighted average number of common shares outstanding -
 basic and fully diluted                                         6,395,418            6,395,418
                                                                ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                  Statements of Stockholders' Equity (Deficit)
                   For the Years Ended July 31, 2015 and 2014

                                                                                                      Total
                                                                  Additional                      Stockholders'
                                          Issued        Par        Paid-in        Accumulated        Equity
                                          Shares       Value       Capital         (Deficit)        (Deficit)
                                          ------       -----       -------         ---------        ---------
Balance July 31, 2013                   6,395,418       6,395       405,355        (499,553)          (87,803)
                                        ---------     -------     ---------       ---------         ---------

Net (Loss)                                     --          --            --         (63,204)          (63,204)
                                        ---------     -------     ---------       ---------         ---------

Balance July 31, 2014                   6,395,418     $ 6,395     $ 405,355       $(562,757)        $(151,007)
                                        ---------     -------     ---------       ---------         ---------

Net (Loss)                                     --          --            --         (46,256)          (46,256)
                                        ---------     -------     ---------       ---------         ---------

Balance July 31, 2015                   6,395,418     $ 6,395     $ 405,355       $(609,013)        $(197,263)
                                        =========     =======     =========       =========         =========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                   For the Years Ended July 31, 2015 and 2014

                                                             2015               2014
                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                               $(46,256)          $(63,204)
  Adjustments to reconcile net (loss) to net cash
   used in operating activities:
     Allowance for loan losses                                9,725             29,325
     Allowance for doubtful accounts                          1,798              2,248
     Allowance for uncollectable interest                     1,737              2,185
     Decrease (Increase) in accounts receivable                 480               (480)
     (Increase) in interest receivable                       (1,359)            (2,026)
     (Increase) in inventory                                 (1,783)           (14,526)
     Decrease (Increase) in prepaid expenses                     84               (436)
     Decrease in deposits                                        10             12,000
     Increase (Decrease) in accounts payable                  4,974             (5,527)
     Increase in other accrued expenses                       3,821                496
                                                           --------           --------
Net cash (used in) operating activities                     (26,769)           (39,945)
                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                1,592              3,767
                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholders                                 24,700             34,600
                                                           --------           --------

Net (decrease) in cash                                         (477)            (1,578)
Cash and equivalents - beginning                                593              2,171
                                                           --------           --------

Cash and equivalents - ending                              $    116           $    593
                                                           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                 $    927           $    862
                                                           ========           ========
  Income Taxes                                             $     --           $     --
                                                           ========           ========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2015 and 2014


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

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $4,046 and $2,248 at July 31, 2015 and 2014, respectively.

ADVERTISING AND MARKETING

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $-0- and $550 for the years ended July 31, 2015, and 2014, respectively.

INVENTORIES

Inventories, which consist of parts and work in progress, are recorded at the lower of first-in first-out cost or fair market value.

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

GOING CONCERN

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2015, current liabilities exceed current assets by $202,881, and total liabilities exceed total assets by $197,263.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2015 and 2014


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN (CONTINUED)

The Company is of the opinion that funds being received from installment sales of its service units will provide a certain level of cash flow. However, in order to fabricate an improved 2016 model service unit, the Company has found it necessary to borrow funds to purchase the components. Success will be dependent upon management's ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 - NOTES RECEIVABLE

The Company has three notes receivable totaling $37,072 and $37,843 at July 31, 2015 and 2014, respectively. The notes each carry an interest rate of 6.00% and are due at varying dates between November 2013 and March 2016. The notes are secured by equipment.

The Company has an additional note receivable in the amount of $21,019 and $21,840 at July 31, 2015 and 2014, respectively. This note carries an interest rate of 8.00%. The note is secured by equipment.

Management has established an estimated allowance for loan losses and uncollectable interest income based on its experience with specific debtors, including payment history, condition and location of collateral, and estimated cost of resale. The allowances totaled $42,972 and $31,510 at July 31, 2015 and 2014 respectively.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2015 and 2014


NOTE 6 - OPERATING SEGMENT

The Company operates in one reportable segment, concrete leveling systems sales.

NOTE 7 - INCOME TAXES

Income taxes on continuing operations at July 31 include the following:

                                                   2015                 2014
                                                 --------             --------

Currently payable                                $      0             $      0
Deferred                                                0                    0
                                                 --------             --------
      Total                                      $      0             $      0
                                                 ========             ========

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at July 31 is as follows:

                                                               2015                     2014
                                                        -------------------       ------------------
                                                                      % of                     % of
                                                                     Pretax                   Pretax
                                                        Income       Amount       Income      Amount
                                                        ------       ------       ------      ------
Income taxes per statement of operations               $      0           0%     $      0          0%
Loss for financial reporting purposes without tax
 expense or benefit                                     (11,400)        (34)      (21,500)       (34)
                                                       --------      ------      --------     ------
Income taxes at statutory rate                         $(11,400)        (34)%    $(21,500)       (34)%
                                                       ========      ======      ========     ======

The components of and changes in the net deferred taxes were as follows:

                                                  2015                 2014
                                               ----------           ----------
Deferred tax assets:
  Net operating loss carryforwards             $  145,700           $  134,400
  Allowances for uncollectable accounts            15,900               11,400
  Compensation and miscellaneous                   17,100               17,300
                                               ----------           ----------
Deferred tax assets                               178,700              163,100
                                               ----------           ----------
Valuation Allowance                              (178,700)            (163,100)
                                               ----------           ----------
Net deferred tax assets:                       $        0           $        0
                                               ==========           ==========

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2015 and 2014


NOTE 7 - INCOME TAXES (CONTINUED)

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued compensation. No deferred taxes are reflected in the balance sheet at July 31, 2015 or 2014 due to a valuation allowance, which increased by $15,600 and $21,400 in 2015 and 2014, respectively.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

                                                                  Expiration
     Year of Loss                             Amount                 Date
     ------------                            --------             ---------

Period Ended July 31, 2008                   $ 62,107             2/28/2029
Period Ended July 31, 2009                   $ 68,766             2/28/2030
Period Ended July 31, 2010                   $ 25,311             2/28/2031
Period Ended July 31, 2011                   $ 96,481             2/28/2032
Period Ended July 31, 2012                   $113,260             2/28/2033
Period Ended July 31, 2014                   $ 29,399             2/28/2035
Period Ended July 31, 2015                   $ 33,483             2/28/2036

Tax periods ended July 31, 2012 through 2015 are subject to examination by major taxing authorities.

There are no interest or tax penalty expenses reflected in the Balance Sheets or Statements of Operations.

NOTE 8 - RELATED PARTIES

The  Company  uses   warehouse  and  office  space   belonging  to  one  of  its
stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company's stockholders. The agreement gives the related party exclusive distribution rights for the Company's products. Commission expense totaled $-0- for the years ended July 31, 2015 and 2014. The amount payable to the related party was $35,654 and $36,074 at July 31, 2015 and 2014.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both July 31, 2015 and 2014. Effective July 31, 2013, further interest accrual was waived by the noteholders.

Two stockholders of the Company advanced a total of $74,300 to the Company at various times between November 2012 and July 2015. The balances on the advances are $74,300 and $49,600 at July 31, 2015 and 2014, respectively. The advances carry no interest.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 21, 2015, the date the financial statements were available to be issued. There are no events to report.

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

     MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d - 15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the frame work in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2015.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers and Directors and their respective ages as of July 31, 2015 are as follows:

Name of Director:                   Age:
-----------------                   ----

Suzanne I. Barth                     54
Edward A. Barth                      57
Eugene H. Swearengin                 61

EXECUTIVE OFFICERS

Executive Officer:                  Age:       Office:
------------------                  ----       -------

Suzanne I. Barth                     54        Chief Executive Officer and
                                               Chief Financial Officer
Edward A. Barth                      57        President
Eugene H. Swearengin                 61        Secretary

     Suzanne I. Barth, age 54, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 26 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

     Edward A. Barth, age 57 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

     Eugene H. Swearengin, age 61, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 37 years. He resides in North Canton, Ohio.

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

                                                          Other                     Securities
Name and                                                  Annual      Restricted    Underlying               All Other
Principal                                                 Compen-        Stock       Options/      LTIP       Compen-
Position                  Year     Salary($)    Bonus    sation($)    Award(s)($)     SARs($)    Payouts($)   sation($)
--------                  ----     ---------    -----    ---------    -----------     -------    ----------   ---------
Suzanne I. Barth,         2014      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President, CEO

Suzanne I. Barth,         2015      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President, CEO

Edward A. Barth,          2014      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President

Edward A. Barth,          2015      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President

Eugene H. Swearengin,     2014      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
Secretary

Eugene H. Swearengin,     2015      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of July 31, 2015 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

     Common stock: All Officers and Directors as a group that consist of three individuals as of July 31, 2015 directly owned 4,015,834 shares directly and beneficially, equaling 62.79% of the outstanding shares of common stock.

     The percent of class is based on 6,395,418 shares of common stock issued and outstanding as of July 31, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a list of the principal accountant fees and services for the past year.

                                          2015                2014
                                        --------            --------

     A. Audit Fees         -            $ 15,620            $ 19,230
     B. Audit-Related Fees -            $      0            $      0
     C. Tax Fees           -            $    500            $    550
     D. Other Fees         -            $      0            $      0

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

                                        Date: October 26, 2015

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

                                        Date: October 26, 2015