Form 10-Q
period 2015-10-31
Concrete Leveling Systems Inc
filed 2015-12-14
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems, Inc.
                                 Balance Sheets
                       October 31, 2015 and July 31, 2015

                                                                             October 31             July 31
                                                                             ----------           ----------
                                                                             (Unaudited)           (Audited)
ASSETS

Current Assets
  Cash in bank                                                               $       66           $      116
  Accounts receivable, net of allowance for doubtful accounts
   of and $4,046 at October 31, 2015 and July 31, 2015                              449                  449
  Current portion of notes receivable, net of allowance for
   loan losses of and $39,050 at October 31, 2015 and July 31, 2015              14,807               13,423
  Interest receivable, net of collectability allowance of
   and $3,922 at October 31, 2015 and July 31, 2015                               2,147                1,910
  Inventory                                                                      17,379               17,379
  Prepaid expenses and other current assets                                       1,384                  352
                                                                             ----------           ----------
      Total Current Assets                                                       36,232               33,629
                                                                             ----------           ----------
Property, Plant and Equipment
  Equipment                                                                         700                  700
  Less: Accumulated depreciation                                                   (700)                (700)
                                                                             ----------           ----------
      Total Property, Plant and Equipment                                            --                   --
                                                                             ----------           ----------
Other Assets
  Notes receivable, net of current portion                                        4,061                5,618
                                                                             ----------           ----------

      TOTAL ASSETS                                                           $   40,293           $   39,247
                                                                             ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                           $   36,738           $   36,317
  Accounts payable - stockholders                                                35,654               35,654
  Advances - stockholders                                                        91,500               74,300
  Notes payable - stockholders                                                   62,750               62,750
  Accrued interest - stockholders                                                15,139               15,139
  Other accrued expenses                                                         13,511               12,350
                                                                             ----------           ----------
      Total Current Liabilities                                                 255,292              236,510
                                                                             ----------           ----------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001) 100,000,000 shares authorized:
   6,395,418 shares issued and outstanding at October 31, 2015
   and July 31, 2015                                                              6,395                6,395
  Additional paid-in capital                                                    405,355              405,355
  Retained (deficit)                                                           (626,749)            (609,013)
                                                                             ----------           ----------
      Total Stockholders' Equity (Deficit)                                     (214,999)            (197,263)
                                                                             ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $   40,293           $   39,247
                                                                             ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
              For the Three Months Ended October 31, 2015 and 2014

                                                      3 Months Ended          3 Months Ended
                                                     October 31, 2015        October 31, 2014
                                                     ----------------        ----------------
                                                        (Unaudited)             (Unaudited)
Equipment and parts sales                               $       --              $      545
                                                        ----------              ----------

Cost of Sales                                                   --                     308
                                                        ----------              ----------

Gross Margin                                                    --                     237
                                                        ----------              ----------
Expenses
  Selling, general and administration                       17,780                  17,531
                                                        ----------              ----------

(Loss) from Operations                                     (17,780)                (17,294)
                                                        ----------              ----------
Other Income (Expense)
  Interest income                                              297                     560
  Interest expense                                            (252)                   (221)
                                                        ----------              ----------
      Total Other Income (Expense)                              45                     339
                                                        ----------              ----------

Net (Loss) Before Income Taxes                             (17,735)                (16,955)

Provision for Income Taxes                                      --                      --
                                                        ----------              ----------

Net (Loss)                                              $  (17,735)             $  (16,955)
                                                        ==========              ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)             $    (0.00)
                                                        ==========              ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   6,395,418               6,395,418
                                                        ==========              ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
              For the Three Months Ended October 31, 2015 and 2014

                                                                 October 31, 2015       October 31, 2014
                                                                 ----------------       ----------------
                                                                    (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                        $  (17,735)            $  (16,955)
  Adjustments to reconcile net (loss) to net cash
   used in operating activities:
     (Increase) Decrease in accounts receivable                             --                    135
     (Increase) Decrease in interest receivable                           (237)                   (53)
     Decrease (Increase) in inventory                                       --                    185
     Decrease in prepaid expenses and other current assets              (1,032)                   327
     Increase (Decrease) in accounts payable                               421                  1,328
     Increase (Decrease) in other accrued expenses                       1,161                     97
                                                                    ----------             ----------
Net cash from (used by) operating activities                           (17,422)               (14,936)
                                                                    ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                             172                     --
                                                                    ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                               17,200                 14,450
                                                                    ----------             ----------

Net (decrease) in cash                                                     (50)                  (486)
Cash and equivalents - beginning                                           116                    593
                                                                    ----------             ----------

Cash and equivalents - ending                                       $       66             $      107
                                                                    ==========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                          $      252             $      221
                                                                    ==========             ==========
  Income Taxes                                                      $       --             $       --
                                                                    ==========             ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                October 31, 2015


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10?Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2015.

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $17,735 for the three months ended October 31, 2015, and has incurred substantial net losses since its inception. At October 31, 2015, current liabilities exceed current assets by $219,060. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of October 31, 2015, CLS has cash assets of $66, accounts receivable in the amount of $449 and notes receivable in the amount of $18,888. As of October 31, 2015, the Company was carrying inventory valued at $17,379.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving periodic payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. Mr. Edward A. Barth has continued to contact companies regarding the service unit and has listed the service unit held in inventory on Ebay. To date, the Company has been contacted with inquiries regarding the purchase of a unit, but no offer has been made.

     CLS continues to have cash flow issues. As of October 31, 2015, it had total current liabilities of $255,292, which includes advances from stockholders and notes and accounts payable to stockholders in the amount of $205,043, including accrued interest on those obligations. The company continues to experience negative income figures for the quarter. Mr. Barth continues to remain in contact with potential purchasers, who have expressed an interest in purchasing a service unit. Due to the seasonal nature of the Company's product in most areas of the United States and Canada, interest in purchasing the Company's concrete leveling service unit is very low during the fall months and will not increase until the late winter months.

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

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending October 31, 2015 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the quarter ended October 31, 2015, the Company has experienced little activity. The Company has devoted a limited amount of its resources to marketing its product during the last quarter. Management has concentrated its efforts on field training for its current customers, in order to assure repayment of the outstanding receivables. At present, it is not in discussions with any potential buyers of its concrete leveling service units.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                               CONCRETE LEVELING SYSTEMS, INC.


Date: December 14, 2015         By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                   Edward A. Barth, Principal Executive Officer


Date: December 14, 2015         By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer