Form 10-Q
period 2016-01-31
Concrete Leveling Systems Inc
filed 2016-03-10
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems, Inc.
                                 Balance Sheets
                       January 31, 2016 and July 31, 2015

                                                                                January 31             July 31
                                                                                ----------           ----------
                                                                               (Unaudited)            (Audited)
ASSETS

Current Assets
  Cash in bank                                                                  $      936           $      116
  Accounts receivable, net of allowance for doubtful accounts
   of $0 and $4,046 at January 31, 2016 and July 31, 2015                              190                  449
  Current portion of notes receivable, net of allowance for
   loan losses of $7,326 and $39,050 at January 31, 2016 and July 31, 2015          26,470               13,423
  Interest receivable, net of collectability allowance of
   $106 and $3,922 at January 31, 2016 and July 31, 2015                               341                1,910
  Inventory                                                                         16,895               17,379
  Prepaid expenses and other current assets                                            965                  352
                                                                                ----------           ----------
      Total Current Assets                                                          45,797               33,629
                                                                                ----------           ----------
Property, Plant and Equipment
  Equipment                                                                            700                  700
  Less: Accumulated depreciation                                                      (700)                (700)
                                                                                ----------           ----------
      Total Property, Plant and Equipment                                               --                   --
                                                                                ----------           ----------
Other Assets
  Notes receivable, net of current portion and allowance for loan
   losses of $23,040 and $0 at January 31, 2016 and July 31, 2015                    2,560                5,618
                                                                                ----------           ----------

      TOTAL ASSETS                                                              $   48,357           $   39,247
                                                                                ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                              $   35,268           $   36,317
  Accounts payable - stockholders                                                   35,654               35,654
  Advances - stockholders                                                           97,800               74,300
  Notes payable - stockholders                                                      62,750               62,750
  Accrued interest - stockholders                                                   15,139               15,139
  Other accrued expenses                                                            12,971               12,350
                                                                                ----------           ----------
      Total Current Liabilities                                                    259,582              236,510
                                                                                ----------           ----------
Stockholders' Equity (Deficit)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    6,395,418 shares issued and outstanding at
    January 31, 2016 and July 31, 2015                                               6,395                6,395
  Additional paid-in capital                                                       405,355              405,355
  Retained (deficit)                                                              (622,975)            (609,013)
                                                                                ----------           ----------
      Total Stockholders' Equity (Deficit)                                        (211,225)            (197,263)
                                                                                ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $   48,357           $   39,247
                                                                                ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
               For the Three and Six Months Ended January 31, 2016

                                                               3 Months Ended         6 Months Ended
                                                              January 31, 2016       January 31, 2016
                                                              ----------------       ----------------
                                                                 (Unaudited)            (Unaudited)
Equipment and parts sales                                       $        840           $        840
                                                                ------------           ------------

Cost of Sales                                                            552                    552
                                                                ------------           ------------

Gross Margin                                                             288                    288
                                                                ------------           ------------
Expenses
  Selling, general and administration                                 (3,451)                14,330
                                                                ------------           ------------

Income (Loss) from Operations                                          3,739                (14,042)
                                                                ------------           ------------
Other Income (Expense)
  Interest income                                                        278                    576
  Interest expense                                                      (243)                  (495)
                                                                ------------           ------------
      Total Other Income (Expense)                                        35                     81
                                                                ------------           ------------

Net Income (Loss) Before Income Taxes                                  3,774                (13,961)

Provision for Income Taxes                                                --                     --
                                                                ------------           ------------

Net Income (Loss)                                               $      3,774           $    (13,961)
                                                                ============           ============

Net Income (Loss) per Share - Basic and Fully Diluted           $       0.00           $      (0.00)
                                                                ============           ============
Weighted average number of common shares outstanding -
 basic and fully diluted                                           6,395,418              6,395,418
                                                                ============           ============


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
               For the Three and Six Months Ended January 31, 2015

                                                               3 Months Ended         6 Months Ended
                                                              January 31, 2015       January 31, 2015
                                                              ----------------       ----------------
                                                                 (Unaudited)            (Unaudited)
Equipment and parts sales                                       $         --           $        545
                                                                ------------           ------------

Cost of Sales                                                             --                    308
                                                                ------------           ------------

Gross Margin                                                              --                    237
                                                                ------------           ------------
Expenses
  Selling, general and administration                                  4,822                 21,793
                                                                ------------           ------------

(Loss) from Operations                                                (4,822)               (21,556)
                                                                ------------           ------------
Other Income (Expense)
  Interest income                                                         42                     42
  Interest expense                                                      (233)                  (454)
                                                                ------------           ------------
      Total Other Income (Expense)                                      (191)                  (412)
                                                                ------------           ------------

Net (Loss) Before Income Taxes                                        (5,013)               (21,968)

Provision for Income Taxes                                                --                     --
                                                                ------------           ------------

Net (Loss)                                                      $     (5,013)          $    (21,968)
                                                                ============           ============

Net (Loss) per Share - Basic and Fully Diluted                  $      (0.00)          $      (0.00)
                                                                ============           ============
Weighted average number of common shares outstanding -
 basic and fully diluted                                           6,395,418              6,395,418
                                                                ============           ============


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
               For the Six Months Ended January 31, 2016 and 2015

                                                                         January 31, 2016      January 31, 2015
                                                                         ----------------      ----------------
                                                                           (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                $(13,961)             $(21,968)
  Adjustments to reconcile net (loss) to net cash
   used in operating activities:
     (Decrease) in allowances for doubtful accounts and loan losses           (8,467)                   --
     (Increase) Decrease in accounts receivable                                 (190)                  135
     (Increase) in interest receivable                                            --                  (316)
     Decrease (Increase) in inventory                                            484                  (612)
     (Increase) Decrease in prepaid expenses and other current assets           (613)                  436
     (Decrease) Increase in accounts payable                                  (1,049)                3,296
     Increase in other accrued expenses                                          621                   526
                                                                            --------              --------
          Net cash (used by) operating activities                            (23,175)              (18,503)
                                                                            --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                                   495                   821
                                                                            --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholders                                                  23,500                17,200
                                                                            --------              --------

Net increase (decrease) in cash                                                  820                  (482)

Cash and equivalents - beginning                                                 116                   593
                                                                            --------              --------

Cash and equivalents - ending                                               $    936              $    111
                                                                            ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                                  $    495              $    454
                                                                            ========              ========
  Income Taxes                                                              $     --              $     --
                                                                            ========              ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                January 31, 2016


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net profit of $3,774 for the three months ended January 31, 2016, but has incurred substantial net losses since its inception. At January 31, 2016, current liabilities exceed current assets by $213,785. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of January 31, 2016, CLS has cash assets of $936, accounts receivable in the amount of $190 and net notes receivable in the amount of $29,030. As of January 31, 2016, the Company was carrying inventory valued at $16,895.

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

     CLS continues to have cash flow issues. As of January 31, 2016, it had total current liabilities of $259,582, which includes advances from stockholders and notes and accounts payable to stockholders in the amount of $211,343, including accrued interest on those obligations. The Company had a small profit during the quarter. Mr. Barth continues to remain in contact with potential purchasers, who have expressed an interest in purchasing a service unit. The purchase of the Company's product is seasonal in nature. Interest in purchasing the concrete leveling service units increases in late winter and early spring, since the use of the product is restricted by cold temperature.

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

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending January 31, 2016 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the quarter ended January 31, 2016, the Company has experienced little activity. The Company has devoted a limited amount of its resources to marketing its product during the last quarter. Management has concentrated its efforts on field training for its current customers, in order to assure repayment of the outstanding receivables. At present, it is not in discussions with any potential buyers of its concrete leveling service units.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                               CONCRETE LEVELING SYSTEMS, INC.


Date: March 10, 2016           By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                   Edward A. Barth, Principal Executive Officer


Date: March 10, 2016           By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer