Form 10-Q
period 2016-04-30
Concrete Leveling Systems Inc
filed 2016-06-10
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems, Inc.
                                 Balance Sheets
                        April 30, 2016 and July 31, 2015

                                                                                   April 30             July 31
                                                                                  ----------           ----------
                                                                                  (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                                    $    2,763           $      116
  Accounts receivable, net of allowance for doubtful accounts
   of $0 and $4,046 at April 30, 2016 and July 31, 2015                                   --                  449
  Current portion of notes receivable, net of allowance for
   loan losses of $7,326 and $39,050 at April 30, 2016 and July 31, 2015               6,663               13,423
  Interest receivable, net of collectability allowance of
   $106 and $3,922 at April 30, 2016 and July 31, 2015                                   478                1,910
  Inventory                                                                           16,915               17,379
  Prepaid expenses and other current assets                                              597                  352
                                                                                  ----------           ----------
      Total Current Assets                                                            27,416               33,629
                                                                                  ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                                              700                  700
  Less: Accumulated depreciation                                                        (700)                (700)
                                                                                  ----------           ----------
      Total Property, Plant and Equipment                                                 --                   --
                                                                                  ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion and allowance for loan losses
   of $23,040 and $0 at April 30, 2016 and July 31, 2015                               2,041                5,618
                                                                                  ----------           ----------

      TOTAL ASSETS                                                                $   29,457           $   39,247
                                                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                                $   32,268           $   36,317
  Accounts payable - stockholders                                                     35,654               35,654
  Advances - stockholders                                                             87,800               74,300
  Notes payable - stockholders                                                        62,750               62,750
  Accrued interest - stockholders                                                     15,139               15,139
  Other accrued expenses                                                              13,755               12,350
                                                                                  ----------           ----------
      Total Current Liabilities                                                      247,366              236,510
                                                                                  ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    6,395,418 shares issued and outstanding at
     April 30, 2016 and July 31, 2015                                                  6,395                6,395
  Additional paid-in capital                                                         405,355              405,355
  Retained (deficit)                                                                (629,659)            (609,013)
                                                                                  ----------           ----------
      Total Stockholders' Equity (Deficit)                                          (217,909)            (197,263)
                                                                                  ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $   29,457           $   39,247
                                                                                  ==========           ==========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
               For the Three and Nine Months Ended April 30, 2016

                                                              3 Months Ended          9 Months Ended
                                                              April 30, 2016          April 30, 2016
                                                              --------------          --------------
                                                                (Unaudited)             (Unaudited)
Equipment and parts sales                                       $    2,395              $    3,235
                                                                ----------              ----------

Cost of Sales                                                        2,128                   2,680
                                                                ----------              ----------

Gross Margin                                                           267                     555
                                                                ----------              ----------
Expenses
  Selling, general and administration                                7,129                  21,459
                                                                ----------              ----------

Income (Loss) from Operations                                       (6,862)                (20,904)
                                                                ----------              ----------
Other Income (Expense)
  Interest income                                                      412                     988
  Interest expense                                                    (234)                   (729)
                                                                ----------              ----------
      Total Other Income (Expense)                                     178                     259
                                                                ----------              ----------

Net Income (Loss) Before Income Taxes                               (6,684)                (20,645)

Provision for Income Taxes                                              --                      --
                                                                ----------              ----------

Net Income (Loss)                                               $   (6,684)             $  (20,645)
                                                                ==========              ==========

Net Income (Loss) per Share - Basic and Fully Diluted           $    (0.00)             $    (0.00)
                                                                ==========              ==========
Weighted average number of common shares outstanding -
 basic and fully diluted                                         6,395,418               6,395,418
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
                                                                ==========              ==========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended April 30, 2016 and 2015

                                                                            April 30, 2016        April 30, 2015
                                                                            --------------        --------------
                                                                              (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                   $(20,645)             $(26,128)
  Adjustments to reconcile net (loss) to net cash
   used in operating activities:
     (Decrease) in allowances for doubtful accounts and loan losses             (16,546)
     (Increase) Decrease in accounts receivable                                   4,495                   135
     Decrease (Increase) in interest receivable                                   5,248                  (584)
     Decrease (Increase) in inventory                                               464                (1,612)
     (Increase) Decrease in prepaid expenses and other current assets              (245)                  436
     (Decrease) Increase in accounts payable                                     (4,049)                4,443
     Increase in other accrued expenses                                           1,405                 1,021
                                                                               --------              --------
          Net cash (used by) operating activities                               (29,873)              (22,289)
                                                                               --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                                   19,020                 1,542
                                                                               --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from (repayments to) stockholders                                     13,500                20,200
                                                                               --------              --------

Net increase (decrease) in cash                                                   2,647                  (547)

Cash and equivalents - beginning                                                    116                   641
                                                                               --------              --------

Cash and equivalents - ending                                                  $  2,763              $     94
                                                                               ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                                     $    729              $    683
                                                                               ========              ========
  Income Taxes                                                                 $     --              $     --
                                                                               ========              ========

                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                 April 30, 2016


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

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $6,684 for the three months ended April 30, 2016, and has incurred substantial net losses since its inception. At April 30, 2016, current liabilities exceed current assets by $219,950. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of April 30, 2016, CLS has cash assets of $2,763, no accounts receivable and net notes receivable in the amount of $8,704. As of April 30, 2016, the Company was carrying inventory valued at $16,915.

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

     CLS continues to have cash flow issues. As of April 30, 2016, it had total current liabilities of $247,366, which includes advances from stockholders and notes and accounts payable to stockholders in the amount of $201,343, including accrued interest on those obligations. The Company had a net loss of $6,684 during the quarter. Mr. Barth continues to remain in contact with potential purchasers, who have expressed an interest in purchasing a service unit. The purchase of the Company's product is seasonal in nature. Interest in purchasing the concrete leveling service units increases in late winter and early spring, since the use of the product is restricted by cold temperature.

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

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending April 30, 2016 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the quarter ended April 30, 2016, the Company has experienced little activity. The Company has devoted a limited amount of its resources to marketing its product during the last quarter. Management has concentrated its efforts on field training for its current customers, in order to assure repayment of the outstanding receivables. At present, it is not in discussions with any potential buyers of its concrete leveling service units.

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

     Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                               CONCRETE LEVELING SYSTEMS, INC.


Date: June 10, 2016            By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                   Edward A. Barth, Principal Executive Officer


Date: June 10, 2016            By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer