Form 10-K
period 2016-07-31
Concrete Leveling Systems Inc
filed 2016-10-26
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2016

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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $2,277,039. This value is based upon the bid price as of the last business day of the registrant's most recently completed second quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 21, 2015.

6,395,418 $0.001 par value common shares

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Form SB-2 with exhibits filed January 16, 2008.

                                TABLE OF CONTENTS

Number                         Item in Form 10-K                        Page No.
------                         -----------------                        --------

 1        Business                                                             3

 2        Properties                                                           4

 3        Legal Proceedings                                                    4

 5        Market for Registrant's Common Equity, Related Stock holder
          Matters and Issuer Purchases of Equity Securities                    4

 7        Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                 4

 8        Financial Statements and Supplementary Data                          6

 9        Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                15

9A        Controls and Procedures                                             15

10        Directors and Executive Officers of the Registrant                  15

11        Executive Compensation                                              16

12        Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     17

13        Certain Relationships and Related Transactions, and Director
          Independence                                                        18

14        Principal Accountant Fees and Services                              18

15        Exhibits and Financial Statement Schedules                          19

Signatures                                                                    19

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

ITEM 3. LEGAL PROCEEDINGS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION ON COMMON STOCK. The Company's stock commenced trading on the Over the Counter Bulletin Board (OTCBB) under the trading symbol CLEV on June 25, 2010. There have been no dividends issued by the Company. The volume of shares sold since trading began has been very small. To the best of the Company's knowledge, all trades have involved actual sales and not inter-broker transactions. As of the end of the Company's fiscal year, there are approximately 8 holders of CLS's common shares. CLEV shares are currently quoted on the OTC Market. The following demonstrates the price of the Company's common stock for the last two fiscal years:

                                   Fiscal Year Ended July 31
                                 2015                      2016
                           ----------------          ----------------
                           High         Low          High         Low
                           ----         ---          ----         ---

First Quarter             $ 0.12*     $ 0.12*       $ 2.75*     $ 0.50*
Second Quarter            $ 0.12*     $ 0.12*       $ 1.74*     $ 1.25*
Third Quarter             $ 0.13*     $ 0.13*       $ 2.50*     $ 1.57*
Fourth Quarter            $ 0.40*     $ 0.35*       $ 3.04*     $ 2.00*

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial positions, cash flows, indebtedness and other key financial information of CLS for the fiscal years 2015 and 2016. For a more complete understanding of this discussion please read the Notes to Financial Statements included in this report.

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

     The Company's intention is to maintain an inventory of at least one partially completed service unit, the Company will fabricate a completed service unit upon receipt of a signed Purchase Order. It is the Company's practice to require a fifty percent (50%) down payment on all purchase orders, therefore, should additional units be ordered, the Company will receive sufficient liquidity from the down payment to fabricate the service unit for the customer. At present, Management does not anticipate the need for any significant capital expenditures during the next 12 months. All fabrication for the service units are performed by outside contractors. Final assembly will be completed at the Company's facility by Company employees. However, these tasks will not require additional capital expenditures.

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

     The past sales of the Company's concrete leveling service unit have created positive feedback from the purchasers. For the short time that the servicing units have been in operation, the purchasers have recognized the market for such services in their area and immediately commence to receive revenues. Management is currently investigating alternative methods of marketing its product. Now that the concrete service units have been in the field for several years, the Company has verified the quality of its product. As the economy improves, the Company is looking forward to the easing of credit for entrepreneurs who wish to enter into the concrete leveling business.

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Concrete Leveling Systems, Inc.
Canton, Ohio

We have audited the accompanying balance sheets of Concrete Leveling Systems, Inc. as of July 31, 2016 and 2015, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2016. Concrete Leveling Systems, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Leveling Systems, Inc. as of July 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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


                                      /s/ Hobe & Lucas
                                      ------------------------------------------
                                      Hobe & Lucas
                                      Certified Public Accountants, Inc.

Independence, Ohio
October 20, 2016

                         Concrete Leveling Systems, Inc.
                                 Balance Sheets
                             July 31, 2016 and 2015

                                                                               2016               2015
                                                                            ----------         ----------
ASSETS

CURRENT ASSETS
  Cash in bank                                                              $      104         $      116
  Accounts receivable, net of allowance for doubtful accounts
   of $0 and $4,046 at July 31, 2016 and 2015                                      217                449
  Current portion of notes receivable, net of allowance for
   loan losses of $2,391 and $39,050 at July 31, 2016 and 2015                      --             13,423
  Interest receivable, net of collectability allowance of $242
   and $3,922 at July 31, 2016 and 2015                                             26              1,910
  Inventory                                                                     23,607             17,379
  Prepaid expenses and other current assets                                        485                352
                                                                            ----------         ----------
      Total Current Assets                                                      24,439             33,629
                                                                            ----------         ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                                        700                700
  Less: Accumulated depreciation                                                  (700)              (700)
                                                                            ----------         ----------
      Total Property, Plant and Equipment                                           --                 --
                                                                            ----------         ----------
OTHER ASSETS
  Notes receivable, net of current portion and allowance for
   loan losses of $21,860 and $0 at July 31, 2016 and 2015                       2,695              5,618
                                                                            ----------         ----------

      TOTAL ASSETS                                                          $   27,134         $   39,247
                                                                            ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $   33,559         $   36,317
  Accounts payable - stockholders                                               35,486             35,654
  Advances - stockholders                                                       89,400             74,300
  Notes payable - stockholders                                                  62,750             62,750
  Accrued interest - stockholders                                               15,139             15,139
  Other accrued expenses                                                        15,828             12,350
                                                                            ----------         ----------
      Total Current Liabilities                                                252,162            236,510
                                                                            ----------         ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    6,395,418 shares issued and outstanding at July 31, 2016 and 2015            6,395              6,395
  Additional paid-in capital                                                   405,355            405,355
  Retained (deficit)                                                          (636,778)          (609,013)
                                                                            ----------         ----------
      Total Stockholders' (Deficit)                                           (225,028)          (197,263)
                                                                            ----------         ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                         $   27,134         $   39,247
                                                                            ==========         ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
                   For the Years Ended July 31, 2016 and 2015

                                                           2016                 2015
                                                        ----------           ----------
Parts sales                                             $    3,620           $      545
                                                        ----------           ----------

Cost of Sales                                                2,744                  308
                                                        ----------           ----------

Gross Margin                                                   876                  237
                                                        ----------           ----------

EXPENSES
  Selling, general and administrative                       29,075               47,388

(Loss) from Operations                                     (28,199)             (47,151)

OTHER INCOME (EXPENSE)
  Interest income                                            1,391                1,822
  Interest expense                                            (957)                (927)
                                                        ----------           ----------
      Total Other Income (Expense)                             434                  895
                                                        ----------           ----------

Net (Loss) Before Income Taxes                             (27,765)             (46,256)

Provision for Income Taxes                                      --                   --
                                                        ----------           ----------

Net (Loss)                                              $  (27,765)          $  (46,256)
                                                        ==========           ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)          $    (0.01)
                                                        ==========           ==========
Weighted average number of common
 shares outstanding - basic and fully diluted            6,395,418            6,395,418
                                                        ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                  Statements of Stockholders' Equity (Deficit)
                   For the Years Ended July 31, 2016 and 2015

                                                                                                      Total
                                                                  Additional                      Stockholders'
                                          Issued        Par        Paid-in        Accumulated        Equity
                                          Shares       Value       Capital         (Deficit)        (Deficit)
                                          ------       -----       -------         ---------        ---------
Balance July 31, 2014                   6,395,418     $ 6,395     $ 405,355       $(562,757)        $(151,007)
                                        ---------     -------     ---------       ---------         ---------

Net (Loss)                                     --          --            --         (46,256)          (46,256)
                                        ---------     -------     ---------       ---------         ---------

Balance July 31, 2015                   6,395,418       6,395       405,355        (609,013)         (197,263)
                                        ---------     -------     ---------       ---------         ---------

Net (Loss)                                     --          --            --         (27,765)          (27,765)
                                        ---------     -------     ---------       ---------         ---------

Balance July 31, 2016                   6,395,418     $ 6,395     $ 405,355       $ (636,778)       $(225,028)
                                        =========     =======     =========       =========         =========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
                   For the Years Ended July 31, 2016 and 2015

                                                             2016               2015
                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                               $(27,765)          $(46,256)
  Adjustments to reconcile net (loss) to net cash
   used in operating activities:
     Allowance for loan losses                              (14,799)             9,725
     Allowance for doubtful accounts                         (4,046)             1,798
     Allowance for uncollectable interest                    (3,680)             1,737
     Decrease in accounts receivable                          4,278                480
     Decrease (Increase) in interest receivable               8,803             (1,359)
     Decrease (Increase) in inventory                           529             (1,783)
     (Increase) Decrease in prepaid expenses                   (133)                84
     Decrease in deposits                                        --                 10
     (Decrease) Increase in accounts payable                 (2,926)             4,974
     Increase in other accrued expenses                       3,478              3,821
                                                           --------           --------
Net cash (used in) operating activities                     (36,261)           (26,769)
                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                               21,149              1,592
                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholders                                 15,100             24,700
                                                           --------           --------

Net (decrease) in cash                                          (12)              (477)
Cash and equivalents - beginning                                116                593
                                                           --------           --------

Cash and equivalents - ending                              $    104           $    116
                                                           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                 $    957           $    927
                                                           ========           ========
  Income Taxes                                             $     --           $     --
                                                           ========           ========


Non-Cash Investing Activities: During the year ended July 31, 2016, a leveling unit was repossessed and returned to inventory in satisfaction of a note receivable of $6,415 and interest receivable of $342. Also during the year ended July 31, 2016, a note receivable was refinanced and interest receivable of $2,818 was capitalized.


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2016 and 2015


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

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 and $4,046 at July 31, 2016 and 2015, respectively.

ADVERTISING AND MARKETING

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $-0- for the years ended July 31, 2016, and 2015.

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

GOING CONCERN

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2016, current liabilities exceed current assets by $227,723, and total liabilities exceed total assets by $225,028.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2016 and 2015


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

NOTE 5 - NOTES RECEIVABLE

Interest rates on notes receivable range from 6.00% to 8.00% and are due at varying dates through April 2026.

Management has established an estimated allowance for loan losses and uncollectable interest income based on its experience with specific debtors, including payment history, condition and location of collateral, and estimated cost of resale. The allowances totaled $24,493 and $42,972 at July 31, 2016 and 2015 respectively.

NOTE 6 - OPERATING SEGMENT

The Company operates in one reportable segment, concrete leveling systems sales.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2016 and 2015


NOTE 7 - INCOME TAXES

Income taxes on continuing operations at July 31 include the following:

                                                   2016                 2015
                                                 --------             --------

Currently payable                                $      0             $      0
Deferred                                                0                    0
                                                 --------             --------
      Total                                      $      0             $      0
                                                 ========             ========

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at July 31 is as follows:

                                                               2016                     2015
                                                        -------------------       ------------------
                                                                      % of                     % of
                                                                     Pretax                   Pretax
                                                        Income       Amount       Income      Amount
                                                        ------       ------       ------      ------
Income taxes per statement of operations               $      0           0%     $      0          0%
Loss for financial reporting purposes without tax
 expense or benefit                                      (9,400)        (34)      (15,700)       (34)
                                                       --------     -------      --------    -------
Income taxes at statutory rate                         $ (9,400)        (34)%    $(15,700)       (34)%
                                                       ========     =======      ========    =======

The components of and changes in the net deferred taxes were as follows:

                                                    2016               2015
                                                 ----------         ----------
Deferred tax assets:
  Net operating loss carryforwards               $  167,700         $  145,700
  Allowances for uncollectable accounts               8,600             15,900
  Compensation and miscellaneous                      5,300             17,100
                                                 ----------         ----------
Deferred tax assets                                 181,600            178,700
                                                 ----------         ----------
Valuation Allowance                                (181,600)          (178,700)
                                                 ----------         ----------
Net deferred tax assets:                         $        0         $        0
                                                 ==========         ==========

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                             July 31, 2016 and 2015


NOTE 7 - INCOME TAXES (CONTINUED)

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued compensation. No deferred taxes are reflected in the balance sheet at July 31, 2016 or 2015 due to a valuation allowance, which increased by $2,900 and $15,600 in 2016 and 2015, respectively.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

                                                                  Expiration
     Year of Loss                             Amount                 Date
     ------------                            --------             ---------

Period Ended July 31, 2008                   $ 62,107                2029
Period Ended July 31, 2009                   $ 68,766                2030
Period Ended July 31, 2010                   $ 25,311                2031
Period Ended July 31, 2011                   $ 96,481                2032
Period Ended July 31, 2012                   $113,260                2033
Period Ended July 31, 2014                   $ 29,399                2035
Period Ended July 31, 2015                   $ 33,483                2036
Period Ended July 31, 2016                   $ 50,290                2037

Tax periods ended July 31, 2012 through 2016 are subject to examination by major taxing authorities.

There are no interest or tax penalty expenses reflected in the Balance Sheets or Statements of Operations.

NOTE 8 - RELATED PARTIES

The  Company  uses   warehouse  and  office  space   belonging  to  one  of  its
stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company's stockholders. The agreement gives the related party exclusive distribution rights for the Company's products. Commission expense totaled $-0- for the years ended July 31, 2016 and 2015. The amount payable to the related party was $35,486 and $35,654 at July 31, 2016 and 2015.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both July 31, 2016 and 2015. Effective July 31, 2013, further interest accrual was waived by the noteholders.

Two stockholders of the Company advanced a total of $89,400 to the Company at various times between November 2012 and July 2016. The balances on the advances are $89,400 and $74,300 at July 31, 2016 and 2015, respectively. The advances carry no interest.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 20, 2016, the date the financial statements were available to be issued. There are no events to report.

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

     MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d - 15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the frame work in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2016.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers and Directors and their respective ages as of July 31, 2016 are as follows:

DIRECTORS

Name of Director:                   Age:
-----------------                   ----

Suzanne I. Barth                     55
Edward A. Barth                      58
Eugene H. Swearengin                 62

EXECUTIVE OFFICERS

Executive Officer:                  Age:       Office:
------------------                  ----       -------

Suzanne I. Barth                     55        Chief Executive Officer and
                                               Chief Financial Officer
Edward A. Barth                      58        President
Eugene H. Swearengin                 62        Secretary

     Suzanne I. Barth, age 55, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 27 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

     Edward A. Barth, age 58 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

     Eugene H. Swearengin, age 62, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 38 years. He resides in North Canton, Ohio.

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

                                                          Other                     Securities
Name and                                                  Annual      Restricted    Underlying               All Other
Principal                                                 Compen-        Stock       Options/      LTIP       Compen-
Position                  Year     Salary($)    Bonus    sation($)    Award(s)($)     SARs($)    Payouts($)   sation($)
--------                  ----     ---------    -----    ---------    -----------     -------    ----------   ---------
Suzanne I. Barth,         2015      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President, CEO

Suzanne I. Barth,         2016      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President, CEO

Edward A. Barth,          2015      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President

Edward A. Barth,          2016      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
President


Eugene H. Swearengin,     2015      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
Secretary

Eugene H. Swearengin,     2016      $ 0.00       0.00       0.00         0.00          0.00        0.00         0.00
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of July 31, 2016 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

     Common stock: All Officers and Directors as a group that consist of three individuals as of July 31, 2016 directly owned 4,015,834 shares directly and beneficially, equaling 62.79% of the outstanding shares of common stock.

     The percent of class is based on 6,395,418 shares of common stock issued and outstanding as of July 31, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a list of the principal accountant fees and services for the past year.

                                          2016                2015
                                        --------            --------

     A. Audit Fees         -            $ 22,740            $ 23,440
     B. Audit-Related Fees -            $      0            $      0
     C. Tax Fees           -            $    490            $    500
     D. Other Fees         -            $      0            $      0

     All of the above auditor's fees were approved by the Directors of the Company. The Company has no audit committee and the Directors of the Board, evaluate and approve all accountant fees.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     A. Financial Statements. 2016 audited financial statements

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


                                        Date: October 26, 2016

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


                                        Date: October 26, 2016