Form 10-Q
period 2016-10-31
Concrete Leveling Systems Inc
filed 2016-12-13
CIK 1414382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,395,418

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Concrete Leveling Systems, Inc.
                                 Balance Sheets
                       October 31, 2016 and July 31, 2016

                                                                            October 31             July 31
                                                                            ----------           ----------
                                                                            (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS
  Cash in bank                                                              $      821           $      104
  Accounts receivable, net of allowance for doubtful accounts
   of $0 at October 31, 2016 and July 31, 2016                                      --                  217
  Current portion of notes receivable, net of allowance for
   loan losses of and $2,391 at October 31, 2016 and July 31, 2016                 203                   --
  Interest receivable, net of collectability allowance of
   and $242 at October 31, 2016 and July 31, 2016                                  155                   26
  Inventory                                                                     23,607               23,607
  Prepaid expenses and other current assets                                      3,014                  485
                                                                            ----------           ----------
      Total Current Assets                                                      27,800               24,439
                                                                            ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
  Equipment                                                                        700                  700
  Less: Accumulated depreciation                                                  (700)                (700)
                                                                            ----------           ----------
      Total Property, Plant and Equipment                                           --                   --
                                                                            ----------           ----------
OTHER ASSETS
  Notes receivable, net of current portion and allowance for
  loan losses of $21,860 at October 31, 2016 and July 31, 2016                   2,160                2,695
                                                                            ----------           ----------

      TOTAL ASSETS                                                          $   29,960           $   27,134
                                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $   40,468           $   33,559
  Accounts payable - stockholders                                               35,486               35,486
  Advances - stockholders                                                      104,150               89,400
  Notes payable - stockholders                                                  62,750               62,750
  Accrued interest - stockholders                                               15,139               15,139
  Other accrued expenses                                                        17,090               15,828
                                                                            ----------           ----------
      Total Current Liabilities                                                275,083              252,162
                                                                            ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $0.001)
    100,000,000 shares authorized:
    6,395,418 shares issued and outstanding at
    October 31, 2016 and July 31, 2016                                           6,395                6,395
  Additional paid-in capital                                                   405,355              405,355
  Retained (deficit)                                                          (656,873)            (636,778)
                                                                            ----------           ----------
      Total Stockholders' Equity (Deficit)                                    (245,123)            (225,028)
                                                                            ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $   29,960           $   27,134
                                                                            ==========           ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                              Statements of Income
              For the Three Months Ended October 31, 2016 and 2015

                                                      3 Months Ended          3 Months Ended
                                                     October 31, 2016        October 31, 2015
                                                     ----------------        ----------------
                                                         (Unaudited)             (Unaudited)
Expenses
  Selling, general and administration                   $   20,250              $   17,780
                                                        ----------              ----------

(Loss) from Operations                                     (20,250)                (17,780)
                                                        ----------              ----------
Other Income (Expense)
  Interest income                                              397                     297
  Interest expense                                            (242)                   (252)
                                                        ----------              ----------
      Total Other Income (Expense)                             155                      45
                                                        ----------              ----------

Net (Loss) Before Income Taxes                             (20,095)                (17,735)

Provision for Income Taxes                                      --                      --
                                                        ----------              ----------

Net (Loss)                                              $  (20,095)             $  (17,735)
                                                        ==========              ==========

Net (Loss) per Share - Basic and Fully Diluted          $    (0.00)             $    (0.00)
                                                        ==========              ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                   6,395,418               6,395,418
                                                        ==========              ==========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                            Statements of Cash Flows
              For the Three Months Ended October 31, 2016 and 2015

                                                                 October 31, 2016     October 31, 2015
                                                                 ----------------     ----------------
                                                                   (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                        $(20,095)            $(17,735)
  Adjustments to reconcile net (loss) to net
   cash used in operating activities:
     Decrease in accounts receivable                                     217                   --
     (Increase) in interest receivable                                  (129)                (237)
     Decrease in prepaid expenses and other current assets            (2,529)              (1,032)
     Increase in accounts payable                                      6,909                  421
     Increase in other accrued expenses                                1,262                1,161
                                                                    --------             --------
Net cash from (used by) operating activities                         (14,365)             (17,422)
                                                                    --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable                                           332                  172
                                                                    --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                             14,750               17,200
                                                                    --------             --------

Net increase (decrease) in cash                                          717                  (50)
Cash and equivalents - beginning                                         104                  116
                                                                    --------             --------

Cash and equivalents - ending                                       $    821             $     66
                                                                    ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest                                                          $    242             $    252
                                                                    ========             ========
  Income Taxes                                                      $     --             $     --
                                                                    ========             ========


                       See notes to financial statements.

                         Concrete Leveling Systems, Inc.
                          Notes to Financial Statements
                                October 31, 2016


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2016.

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $20,095 for the three months ended October 31, 2016, and has incurred substantial net losses since its inception. At October 31, 2016, current liabilities exceed current assets by $247,283. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Concrete Leveling Systems, Inc. ("CLS" or "The Company") became an operating company in 2009. As of October 31, 2016, CLS has cash assets of $821, no accounts receivable and net notes receivable in the amount of $2,363. As of October 31, 2016, the Company was carrying inventory valued at $23,607.

     The Company's cash flow is currently not sufficient to maintain operations. However, the Company is receiving periodic payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company. Mr. Edward A. Barth has continued to contact companies regarding the service units and has listed the service units held in inventory on Ebay. To date, the Company has been contacted with inquiries regarding the purchase of a unit, but no acceptable offers have been made.

     CLS continues to have cash flow issues. As of October 31, 2016, it had total current liabilities of $275,083, which includes advances from stockholders and notes and accounts payable to stockholders in the amount of $217,525, including accrued interest on those obligations. The Company had a net loss of $20,095 during the quarter. Mr. Barth continues to remain in contact with potential purchasers, who have expressed an interest in purchasing a service unit. The purchase of the Company's product is seasonal in nature. Interest in purchasing the concrete leveling service units increases in late winter and early spring, since the use of the product is restricted by cold temperature.

     There are no off balance sheet arrangements involving CLS at this time.

     Liquidity Issues. Since its inception, the Company has experienced continued need for additional liquidity in order to provide for operating expenses and to purchase components for the assembly of its product. The company maintains an inventory of two substantially completed service units. In the event the Company receives an order for a concrete leveling service unit, it will seek a down payment in an amount sufficient to complete the unit, in order not to have to borrow additional funds. The Company is currently relying upon loans from stockholders to meet operating expenses.

     Capital Resources. CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending October 31, 2016 and does not anticipate any immediate need for material capital expenditures over the next quarter.

     Result of Operations. During the quarter ended October 31, 2016, the Company has experienced little activity. The Company has devoted a limited amount of its resources to marketing its product during the last quarter. At present, it is not in discussions with any potential buyers of its concrete leveling service units.

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

         Changes in Internal Control Over Financial Reporting. There are no changes in the Company's internal controls over financial reporting that occurred during the three months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                               CONCRETE LEVELING SYSTEMS, INC.


Date: December 13, 2016         By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                   Edward A. Barth, Principal Executive Officer


Date: December 13, 2016         By: /s/ Suzanne I. Barth
                                   ---------------------------------------------
                                   Suzanne I. Barth, Principal Financial Officer