Form 10-Q
period 2017-01-31
Concrete Leveling Systems Inc
filed 2017-03-13
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ______________ to ______________

Commission file number 000-53048

Concrete Leveling Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0851977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5046 E. Boulevard, NW, Canton, OH  44718
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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Balance Sheets
January 31, 2017 and July 31, 2016

	January 31	July 31
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$466	$104
Accounts receivable, net of allowance for doubtful accounts of $0 at January 31, 2017 and July 31, 2016	-	217
Current portion of notes receivable, net of allowance for loan losses of and $2,391 at January 31, 2017 and July 31, 2016	1,256	-
Interest receivable, net of collectability allowance of and $242 at January 31, 2017 and July 31, 2016	544	26
Inventory	23,703	23,607
Prepaid expenses and other current assets	943	485
Total Current Assets	26,912	24,439

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Other Assets
Notes receivable, net of current portion and allowance for loan losses of $21,860 at January 31, 2017 and July 31, 2016	1,107	2,695

Total Assets	$28,019	$27,134

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$35,923	$33,559
Accounts payable - stockholders	35,486	35,486
Advances - stockholders	111,800	89,400
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	17,329	15,828
Total Current Liabilities	278,427	252,162

Stockholders’ Equity (Deficit)
Common stock (par value $0.001)
100,000,000 shares authorized:
6,395,418 shares issued and outstanding at January 31, 2017 and July 31, 2016	6,395	6,395
Additional paid-in capital	405,355	405,355
Retained (deficit)	(662,158)	(636,778)
Total Stockholders’ Equity (Deficit)	(250,408)	(225,028)

Total Liabilities and Stockholders’ Equity (Deficit)	$28,019	$27,134

See notes to financial statements.

Concrete Leveling Systems, Inc.
Statements of Income
For the Three and Six Months Ended January 31, 2017

	3 Months Ended	6 Months Ended
	January 31, 2017	January 31, 2017
	(Unaudited)	(Unaudited)

Equipment and parts sales	$387	$387

Cost of Sales	110	110

Gross Margin	277	277

Expenses
Selling, general and administration	5,709	25,960

(Loss) from Operations	(5,432)	(25,683)

Other Income (Expense)
Interest income	389	786
Interest expense	(241)	(483)
Total Other Income (Expense)	148	303

Net (Loss) Before Income Taxes	(5,284)	(25,380)

Provision for Income Taxes	-	-

Net (Loss)	$(5,284)	$(25,380)

Net (Loss) per Share - Basic and Fully Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

See notes to financial statements.

Concrete Leveling Systems, Inc.
Statements of Income
For the Three and Six Months Ended January 31, 2016

	3 Months Ended	6 Months Ended
	January 31, 2016	January 31, 2016
	(Unaudited)	(Unaudited)

Equipment and parts sales	$840	$840

Cost of Sales	552	552

Gross Margin	288	288

Expenses
Selling, general and administration	(3,451)	14,330

(Loss) from Operations	3,739	(14,042)

Other Income (Expense)
Interest income	278	576
Interest expense	(243)	(495)
Total Other Income (Expense)	35	81

Net (Loss) Before Income Taxes	3,774	(13,961)

Provision for Income Taxes	-	-

Net (Loss)	$3,774	$(13,961)

Net (Loss) per Share - Basic and Fully Diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

See notes to financial statements.

 Concrete Leveling Systems, Inc.
 Statements of Cash Flows
For the Six Months Ended January 31, 2017 and 2016

	January 31, 2017	January 31, 2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(25,380)	$(13,961)
Adjustments to reconcile net (loss) to net cash used in operating activities:
(Decrease) in allowances for doubtful accounts and loan losses	(518)	(8,467)
Decrease (Increase) in accounts receivable	217	(190)
(Increase) Decrease in inventory	(96)	484
(Increase) in prepaid expenses and other current assets	(458)	(613)
Increase in accounts payable	2,364	(1,049)
Increase in other accrued expenses	1,501	621
Net cash from (used by) operating activities	(22,370)	(23,175)

Cash Flows from Investing Activities
Payments on notes receivable	332	495

Cash Flows from Financing Activities
Loans from stockholders	22,400	23,500

Net increase (decrease) in cash	362	820
Cash and equivalents - beginning	104	116
Cash and equivalents - ending	$466	$936

Supplemental Disclosure of Cash Flows Information
Interest	$483	$495
Income Taxes	$-	$-

See notes to financial statements.

Concrete Leveling Systems, Inc.
Notes to Financial Statements
January 31, 2017

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Concrete Leveling Systems, Inc. Form 10-K filing for the period ended July 31, 2016.

NOTE B - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $5,284 for the three months ended January 31, 2017, and has incurred substantial net losses since its inception. At January 31, 2017, current liabilities exceed current assets by $251,515. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Concrete Leveling Systems, Inc. (“CLS” or “The Company”) became an operating company in 2009.  As of January 31, 2017, CLS has cash assets of $466, no accounts receivable and net notes receivable in the amount of $2,363.  As of January 31, 2017, the Company was carrying inventory valued at $23,703.

The Company’s cash flow is currently not sufficient to maintain operations.  However, the Company is receiving periodic payments from the self financed sale of its concrete leveling service units, which creates some cash flow for the Company.  Mr. Edward A. Barth has continued to contact companies regarding the service units and has listed the service units held in inventory on Ebay. To date, the Company has been contacted with inquiries regarding the purchase of a unit, but no acceptable offers have been made.

CLS continues to have cash flow issues.  As of January 31, 2017, it had total current liabilities of $278,427, which includes advances from stockholders and notes and accounts payable to stockholders in the amount of $225,175, including accrued interest on those obligations.  The Company had a net loss of $5,284 during the quarter.  Mr. Barth continues to remain in contact with potential purchasers, who have expressed an interest in purchasing a service unit. The purchase of the Company’s product is seasonal in nature. Interest in purchasing the concrete leveling service units increases in late winter and early spring, since the use of the product is restricted by cold temperature.

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

Capital Resources.  CLS has made no material commitments for capital expenditures as of the end of its fiscal quarter ending January 31, 2017 and does not anticipate any immediate need for material capital expenditures over the next quarter.

Result of Operations.  During the quarter ended January 31, 2017, the Company has experienced little activity. The Company has devoted a limited amount of its resources to marketing its product during the last quarter. At present, it is not in discussions with any potential buyers of its concrete leveling service units.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, which consists of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified by the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There are no changes in the Company’s internal controls over financial reporting that occurred during the three months ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

To the best of its knowledge, management of CLS is not aware of any legal proceedings in which CLS is currently involved.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during this quarter.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon any senior securities.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None
ITEM 6 – EXHIBITS

A. The following are filed as Exhibits to this report.  The numbers refer to the exhibit table of Item 601 of regulation S-K:  Reference is hereby made to the exhibits contained in the registration statement (Form SB-2) filed by Concrete Leveling Systems, Inc.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) – Certification
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) - Certification
Exhibit 32 – Section 1350 – Certification
Exhibit 101 – Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCRETE LEVELING SYSTEMS, INC.

Date: March 13 , 2017	By: /s/ Edward A. Barth
Edward A. Barth, Principal Executive Officer

Date: March 13, 2017	By: /s/ Suzanne I. Barth
Suzanne I. Barth, Principal Financial Officer