Form 10-Q
period 2017-04-30
Concrete Leveling Systems Inc
filed 2017-06-07
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  13,546,834 shares of common stock outstanding as of June 7, 2017

CONCRETE LEVELING SERVICES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Consolidated Balance Sheets
April 30, 2017 and July 31, 2016

	April 30, 2017	July 31, 2016
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$382	$104
Accounts receivable	-	217
Interest receivable, net of collectability allowance of
$931 and $242 at April 30, 2017 and July 31, 2016	103	26
Inventory	23,613	23,607
Prepaid expenses and other current assets	571	485
Total Current Assets	24,669	24,439

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Other Assets
Notes receivable, net of allowance for loan losses of
$23,802 and $24,251 at April 30, 2017 and July 31, 2016	2,645	2,695

Total Assets	$27,314	$27,134

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$35,933	$33,559
Accounts payable - stockholders	35,486	35,486
Advances - stockholders	115,600	89,400
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	17,062	15,828
Total Current Liabilities	281,970	252,162

Stockholders’ Equity (Deficit)
Common stock (par value $0.001)
100,000,000 shares authorized:
13,546,834 and 6,395,418 shares issued and outstanding at
April 30, 2017 and July 31, 2016	13,547	6,395
Additional paid-in capital	398,202	405,355
Accumulated deficit	(666,405)	(636,778)
Total Stockholders’ Deficit	(254,656)	(225,028)

Total Liabilities and Stockholders’ Deficit	$27,314	$27,134

See notes to financial statements.

Concrete Leveling Systems, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended April 30, 2017

	3 Months Ended	9 Months Ended
	April 30, 2017	April 30, 2017
	(Unaudited)	(Unaudited)

Equipment and parts sales	$263	$650

Cost of Sales	90	200

Gross Margin	173	450

Expenses
Selling, general and administration	4,569	30,529

Loss from Operations	(4,396)	(30,079)

Other Income (Expense)
Interest income	381	1,167
Interest expense	(232)	(715)
Total Other Income (Expense)	149	452

Net Loss Before Income Taxes	(4,247)	(29,627)

Provision for Income Taxes	-	-

Net Loss	$(4,247)	$(29,627)

Net Loss per Share - Basic and Fully Diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and fully diluted	9,448,832	7,390,853

See notes to financial statements.

Concrete Leveling Systems, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended April 30, 2016

	3 Months Ended	9 Months Ended
	April 30, 2016	April 30, 2016
	(Unaudited)	(Unaudited)

Equipment and parts sales	$2,395	$3,235

Cost of Sales	2,128	2,680

Gross Margin	267	555

Expenses
Selling, general and administration	7,129	21,459

Income Loss from Operations	(6,862)	(20,904)

Other Income (Expense)
Interest income	412	988
Interest expense	(234)	(729)
Total Other Income (Expense)	178	259

Net Loss Before Income Taxes	(6,684)	(20,645)

Provision for Income Taxes	-	-

Net Loss	$(6,684)	$(20,645)

Net Loss per Share - Basic and Fully Diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and fully diluted	6,395,418	6,395,418

See notes to financial statements.

Concrete Leveling Systems, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended April 30, 2017 and 2016

	April 30, 2017	April 30, 2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(29,627)	$(20,645)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase (Decrease) in allowances for doubtful accounts and loan losses	240	(16,546)
Decrease in accounts receivable	217	4,495
(Increase) Decrease in interest receivable	(766)	5,248
(Increase) Decrease in inventory	(6)	464
(Increase) in prepaid expenses and other current assets	(86)	(245)
Increase (Decrease) in accounts payable	2,374	(4,049)
Increase in other accrued expenses	1,234	1,405
Net cash (used by) operating activities	(26,420)	(29,873)

Cash Flows from Investing Activities
Payments on notes receivable	498	19,020

Cash Flows from Financing Activities
Advances from stockholders	26,200	13,500

Net increase in cash	278	2,647

Cash and equivalents - beginning	104	116

Cash and equivalents - ending	$382	$2,763

Supplemental Disclosure of Cash Flows Information
Interest	$715	$729
Income Taxes	$-	$-

See notes to financial statements.

Concrete Leveling Systems, Inc.
Notes Consolidated to Financial Statements
April 30, 2017 July 31, 2016

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Concrete Leveling Systems, Inc. (hereinafter the “Company”), is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company was formed in Nevada on August 28, 2007. The Company manufactures for sale specialized equipment for use in the concrete leveling industry. The Company’s product is sold primarily to end users.

On March 24, 2017, the Company entered into an agreement with Jericho Associates, Inc. (“Jericho”), a start-up company which plans to operate in the gaming, hospitality and entertainment industries.  In exchange for all of the outstanding common stock of Jericho, the Company issued Jericho 7,151,416 shares of the Company’s common stock, subject to a performance requirement, which provides that by September 24, 2017, if the management of Jericho does not identify at least one entity or business opportunity for acquisition, in order to supplement the Company’s current business operations, the shares issued as part of the agreement shall be returned to the Company. As of April 30, 2017, no acquisition has been identified in accordance with the agreement and the shares issued to Jericho are still contingent on the terms of the agreement.

Revenue Recognition

The Company recognizes revenue when product is shipped or picked up by the customer.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at April 20, 2017 and July 31, 2016 respectively.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2017, current liabilities exceed current assets by $257,301, and total liabilities exceed total assets by $254,656.

The Company is of the opinion that funds being received from installment sales of its service units will provide a certain level of cash flow. Success will be dependent upon management’s ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable and liabilities approximates the fair value reported on the balance sheet.

NOTE 3 – NEW ACCOUNTING PROCEDURES

There are no new accounting procedures that impact the Company.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

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

NOTE 5 – NOTES RECEIVABLE

The interest rate on the note receivable is 6.00% and is due in April 2026.

Management has established an estimated allowance for loan losses and uncollectable interest income based on its experience with specific debtors, including payment history, condition and location of collateral, and estimated cost of resale. The allowances totaled $23,802 and $24,251 at April 30, 2017 and July 31, 2016 respectively.

NOTE 6 – INCOME TAXES

Income taxes on continuing operations include the following:

	April 30, 2017`	July 31, 2016

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	April 30, 2017		July 31, 2016
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%
Loss for financial reporting purposes without tax
expense or benefit	(10,400)	(34)	(9,400)	(34)

Income taxes at statutory rate	$(10,400)	(34)%	$(9,400)	(34)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	April 30, 2017	July 31, 2016

Net operating loss carryforwards	$178,000	$167,700
Allowances for uncollectable accounts	8,700	8,600
Compensation and miscellaneous	5,300	5,300
Deferred tax assets	192,000	181,600

Valuation Allowance	(192,000)	(181,600)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2012 through 2016 are subject to examination by major taxing authorities.

NOTE 7 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $-0- for the nine months ended April 30, 2017 and 2016. The amount payable to the related party was $35,486 at April 30, 2017 and July 31, 2016.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both April 30, 2017 and July 31, 2016. Effective July 31, 2013, further interest accrual was waived by the noteholders.

Two stockholders of the Company advanced a total of $115,600 to the Company at various times between November 2012 and July 2016. The balances on the advances are $115,600 and $89,400 at April 30, 2017 and July 31, 2016, respectively. The advances carry no interest.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through June 8, 2017, the date the financial statements were available to be issued. There are no events to report.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Concerning Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	Trends affecting the Company’s financial condition, results of operations or future prospects;
•	The Company’s business and growth strategies;
•	The Company’s financing plans and forecasts;
•	The factors that we expect to contribute to our success and the Company’s ability to be successful in the future;
•	The Company’s business model and strategy for realizing positive results as sales increase;
•	Competition, including the Company’s ability to respond to such competition and its expectations regarding continued competition in the market in which the Company competes;
•	Expenses;
•	The Company’s ability to meet its projected operating expenditures and the costs associated with development of new projects;
•	The Company’s ability to pay dividends or to pay any specific rate of dividends, if declared;
•	The impact of new accounting pronouncements on its financial statements;
•	That the Company’s cash flows from operating activities will be sufficient to meet its projected operating expenditures for the next twelve months;
•	The Company’s market risk exposure and efforts to minimize risk;
•	Development opportunities and its ability to successfully take advantage of such opportunities;
•	Regulations, including anticipated taxes, tax credits or tax refunds expected;
•
The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, the Company’s estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on the Company’s financial statements;

•	The Company’s overall outlook including all statements under Management’s Discussion and Analysis or Plan of Operation;
•	That estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and
•	Expectations, plans, beliefs, hopes or intentions regarding the future.

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of April 30, 2017, and the results of operations for the three and nine months ended April 30, 2017.  It should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this report as well as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2017 and 2016.

Overview

Concrete Leveling Services, Inc. (“we”, “us”, “our” or the “Company”) was incorporated on August 28, 2007 in the State of Nevada. The Company's principal offices are located at 5046 East Boulevard Northwest, Canton, Ohio 44718. In Ohio, the Company does business under the trade name of CLS Fabricating, Inc. CLS has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.
On March 24, 2017, we entered into an Equity Purchase Agreement, whereby we acquired all of the outstanding common stock of Jericho Associates, Inc. (“Jericho”), a company operating in the gaming, hospitality and entertainment industries, in exchange for 7,151,416 shares of our common stock.  Due to the merger, the Company will now operate two business divisions, which will be operated simultaneously and consist of the following:

The concrete leveling division of the business will fabricate and market a concrete leveling service unit utilized in the concrete leveling industry. This unit secures to the back of a truck and consists of a mixing device to mix lime with water and a pumping device capable of pumping the mixture under pressure into pre-drilled holes in order to raise the level of any flat concrete surface.

The gaming and hospitality division of the business will focus on casino gaming, hospitality, entertainment and leisure time industries, and will pursue opportunities in the tribal and commercial casino gaming industries, both in California and Nevada.  The Company will also operate in the casino gaming technology industry, and is seeking opportunities to partner, joint venture, or acquire companies developing casino games that combine traditional casino games with the challenge of video games and the playability of social games, meaning games that pit the player’s skill against the skill of another player as opposed to the casino itself.

For the Three Months Ended April 30, 2017 Compared to the Three Months Ended April 30, 2016

The Company generated $263 in revenue for the three month period ended April 30, 2017, which compares to revenue of $2,395 for the three month period ended April 30, 2016.  Our revenues decreased during the three month period ended April 30, 2017 due to decreased sales of our concrete leveling equipment and parts.

Cost of sales for the three month period ended April 30, 2017 was $90, which compares to cost of sales of $2,128 for the three month period ended April 30, 2016.  Our revenues decreased during the three months ended April 30, 2017, and as our sales revenue decreased, our cost of sales correspondingly decreased.

Operating expenses, which consisted of selling, general and administrative expenses for the three month period ended April 30, 2017, were $4,569. This compares with operating expenses for the three month period ended April 30, 2016 of $7,129.   Our operating expenses decreased during the three month period ended April 30, 2017 due to a decrease in our selling expenses.

As a result of the foregoing, we had a net loss of from operations of $4,247 for the three month period ended April 30, 2017. This compares with a net loss from operations for the three month period ended April 30, 2016 of $6,684.

For the Nine Months Ended April 30, 2017 Compared to the Nine Months Ended April 30, 2016

The Company generated $650 in revenue for the nine month period ended April 30, 2017, which compares to revenue of $3,235 for the nine month period ended April 30, 2016.  Our revenues decreased during the nine month period ended April 30, 2017 due to decreased sales of our concrete leveling equipment and parts.

Cost of sales for the nine month period ended April 30, 2017 was $200, which compares to cost of sales of $2,680 for the nine month period ended April 30, 2016.  Our revenues decreased during the nine months ended April 30, 2017, and as our sales revenue decreased, our cost of sales correspondingly decreased.

Operating expenses, which consisted of selling, general and administrative expenses for the nine month period ended April 30, 2017, were $30,529. This compares with operating expenses for the nine month period ended April 30, 2016 of $21,459.  Our operating expenses during the nine month period ended April 30, 2017 increased due to increased general and administrative expenses during the period.

As a result of the foregoing, we had a net loss of from operations of $29,627 for the nine month period ended April 30, 2017. This compares with a net loss from operations for the nine month period ended April 30, 2016 of $20,645.

In its audited financial statements as of July 31, 2016, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of April 30, 2017 we had cash or cash equivalents of $382. As of July 31, 2016, we had cash or cash equivalents of $104.

We believe that with our existing cash flows we do not have sufficient cash to meet our operating requirements for the next twelve months.  We believe that with the addition of our gaming and hospitality business, we will begin to generate increased revenue over the 2017 fiscal year.  However, if our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of debt or equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities for the nine months ended April 30, 2017 was $26,420. This compares to net cash used in operating activities of $29,873 for the nine month period ended April 30, 2016. This change is primarily due to an increase in our allowances for doubtful accounts and loan losses, and an increase in accounts payable.

Cash flows from investing activities were $498 for the nine month period ended April 30, 2017 and $19,020 for the nine month period ended April 30, 2016.  The change in cash flows from investing activities was primarily due to decreases in payments on notes receivable.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows provided by financing activities was $26,200 for the nine month period ended April 30, 2017 which compares to cash flows provided by financing activities of $13,500 for the nine month period ended April 30, 2016.  The change in cash flows provided by financing activities is due to an increase in advances from stockholders during the nine month period ended April 30, 2017.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund both divisions of our business.

As of April 30, 2017, our total assets were $27,314 and our total liabilities were $281,970.  As of July 31, 2016, our total assets were $27,134 and our total liabilities were $252,162.

Critical Accounting Policies and Estimates

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of the our financial statements.

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations.

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to our management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2017, current liabilities exceed current assets by $257,301, and total liabilities exceed total assets by $254,656.

The Company is of the opinion that funds being received from installment sales of its service units will provide a certain level of cash flow. Success will be dependent upon management’s ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Transactions

None.

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2017.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives;

(ii)	lack of a code of ethics;

(iii)	lack of a whistleblower policy;

(iv)	lack of an independent board of directors or board committees related to financial reporting; and

(iv)	lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the current fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

 Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

(ii)	adopt a written whistleblower policy and code of ethics; and

(iii)	appoint an independent board of directors, including board committees related to financial controls and reporting.

The remediation efforts set out herein will be implemented in the 2017 and 2018 fiscal years.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended April 30, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three or nine month periods ended April 30, 2017.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

ITEM 1A – RISK FACTORS

We are not required to provide this information as we are a Smaller Reporting Company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during this quarter.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon any senior securities.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Edward A. Barth.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Suzanne I. Barth.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Edward A. Barth. and Suzanne I. Barth.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*
Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCRETE LEVELING SYSTEMS, INC.

Date: June 7, 2017	By: /s/ Edward A. Barth
Edward A. Barth, Principal Executive Officer

Date: June 7, 2017	By: /s/ Suzanne I. Barth
Suzanne I. Barth, Principal Financial Officer