Form 10-K
period 2017-07-31
Concrete Leveling Systems Inc
filed 2017-11-09
CIK 1414382

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

Commission File No. 000-53048

CONCRETE LEVELING SYSTEMS, INC.
(Exact Name of Issuer as specified in its charter)

Nevada	26-0851977
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5046 E. Boulevard, NW, Canton, OH	44718
(Address of principal executive offices)	(zip code)

(330) 966-8120
(Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [  ] No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of January 31, 2017 was $14,069,920.

As of October 30, 2017, registrant had outstanding 14,027,834 shares of common stock.

FORM 10-K

CONCRETE LEVELING SYSTEMS, INC.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Concrete Leveling Systems”, “CLEV”, “the Company”, “we,” “us,” and “our,” refer to Concrete Leveling Systems, Inc., a Nevada corporation.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of July 31, 2017, and the results of operations for the years ended July 31, 2017 and 2016.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General Information about Our Company

Concrete Leveling Services, Inc. (“we”, “us”, “our” or the “Company”) was incorporated on August 28, 2007 in the State of Nevada. The Company's principal offices are located at 5046 East Boulevard Northwest, Canton, Ohio 44718. In Ohio, the Company does business under the trade name of CLS Fabricating, Inc. On March 24, 2017, we entered into an Equity Purchase Agreement, whereby we will acquire all of the outstanding common stock of Jericho Associates, Inc. (“Jericho”), a company operating in the gaming, hospitality and entertainment industries, in exchange for 7,151,416 shares of our common stock which were contingently issued to the shareholders of Jericho.  In July 2017, an additional 481,000 shares were issued to shareholders of Jericho under the same contingencies as the original shares.  The Equity Purchase Agreement provided that by September 24, 2017, if the management of Jericho does not identify at least one entity or business opportunity for acquisition, in order to supplement the Company’s current business operations, the shares issued as part of the agreement shall be returned to the Company and the transaction will be nullified.  On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017.  On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement until March 1, 2018.  We have never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Principal services
Once the merger with Jericho finalizes, the Company will operate two business divisions, which will be operated simultaneously and consist of the following:

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

Organization
We are comprised of the parent company Concrete Leveling Systems, Inc., and a wholly owned subsidiary, Jericho Associates, Inc. As of July 31, 2017, Jericho had no assets, liabilities or operations.

Strategy
Structured as a concrete leveling services provider, as well as a casino gaming, hospitality, and entertainment company, and our business model is designed to partner with third parties in the casino and hospitality industries, which will also allow us to further develop and utilize our concrete leveling division if we are able to enter into agreements that will result in the construction of any “brick and mortar” structures.

Backlog
At July 31, 2017, we had no backlog.

Employees
As of July 31, 2017, we have 0 full time employees and 0 part time employees.

Proprietary Information
We own no proprietary information.

Government Regulation
We are currently not subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.  If we are able to engage in the casino gaming and hospitality industry, we may become subject to both federal and state regulation related to the operation of our business, which would require us to comply with additional government regulation.

How to Obtain our SEC Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at www.clsfabricating.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Our investor relations department can be contacted at our principal executive office located at our principal office, 5046 E. Boulevard, NW, Canton, OH 44718. Our telephone number is (330)-966-8120.

ITEM 1A. RISK FACTORS.

Not required for a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company operations are currently being conducted out of the Company office located at 5046 E. Boulevard, NW Canton, OH 44718, and consists of approximately 2,500 square feet.  The Company is provided with this commercial location rent free from the Company’s President, Edward Barth.  The Company considers that the current principal office space arrangement is adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since June 25, 2010, our common stock has been quoted on the OTC Pink marketplace, under the trading symbol CLEV.  Prior to June 25, 2010, our common stock was not quoted on any stock exchange. The following table sets forth, for the calendar periods indicated, the range of the high and low prices reported for our common stock.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Fiscal year ended July 31, 2017	High	Low

First Quarter	$2.50	$1.30
Second Quarter	$2.40	$1.61
Third Quarter	$2.80	$2.00
Fourth Quarter	$4.00	$1.52

Fiscal year ended July 31, 2016	High	Low

First Quarter	$2.75	$0.50
Second Quarter	$1.75	$1.25
Third Quarter	$2.50	$1.50
Fourth Quarter	$3.04	$2.10

Holders

As of October 30, 2017, there were 15 record holders of our common stock, and there were 14,027,834 shares of our common stock outstanding.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The Company’s shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Dividend Policy

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the fiscal years ended July 31, 2017 and 2016. For detailed financial information, see the audited Financial Statements included in this report.

	Years Ended July 31,
	2017	2016
Balance Sheet Data:
Cash	$0	$104
Total assets	26,766	27,134
Total liabilities	291,672	252,162
Shareholders' deficit	264,906	225,028

Operating Data:
Revenues	743	3,620
Cost of Sales	200	2,744
Operating expenses	41,004	29,075
Net Income (loss)	$(39,878)	$(27,765)

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

On March 24, 2017, we entered into an Equity Purchase Agreement, whereby we acquired all of the outstanding common stock of Jericho Associates, Inc. (“Jericho”), a company operating in the gaming, hospitality and entertainment industries, in exchange for 7,151,416 shares of our common stock.  The Equity Purchase Agreement provided that by September 24, 2017, if the management of Jericho does not identify at least one entity or business opportunity for acquisition, in order to supplement the Company’s current business operations, the shares issued as part of the agreement shall be returned to the Company.  On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017.  On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement until March 1, 2018.  Due to the merger, the Company will now operate two business divisions, which will be operated simultaneously and consist of the following:

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

Results of Operations

For the years ended July 31, 2017 and July 31, 2016

The Company generated $743 in revenue for the year ended July 31, 2017, which compares to revenue of $3,620 for the year ended July 31, 2016.  Our revenues decreased during the year ended July 31, 2017 due to lower sales of replacement parts.

Cost of sales for the year ended July 31, 2017 was $200, which compares to cost of sales of $2,744 for the year ended July 31, 2016.  Our revenues decreased during the year ended July 31, 2017, which resulted in a similar adjustment to our cost of sales during the period.

Operating expenses, which consisted of general and administrative expenses, research and development fees and consulting fees for the year ended July 31, 2017, were $41,004. This compares with operating expenses for the year ended July 31, 2016 of $29,075.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses increased during the year ended July 31, 2017 primarily due to an increase in our general and administrative expenses during the period as a result of the acquisition of Jericho.

As a result of the foregoing, we had a net loss of $39,878 for the year ended July 31, 2017. This compares with a net loss for the year ended July 31, 2016 of $27,765.

In its audited financial statements as of July 31, 2017, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of July 31, 2017 we had cash of $0.  As of July 31, 2016, we had cash of $104.

We believe that with our existing cash flows we may not have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues were not sufficient to allow us to meet our operating requirements during the most recent fiscal year.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of equity or debt securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities was $28,224 for the year ended July 31, 2017. This compares to net cash used in operating activities of $36,261 for the year ended July 31, 2016.  This change in cash related to operating activities is due primarily to an increase in current liabilities.

Cash flows provided by investing activities were $500 for the year ended July 31, 2017, which compares to cash flows provided by investing activities of $21,149 for the year ended July 31, 2016.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows provided by financing activities were $27,600 for the year ended July 31, 2017 which compares to cash flows provided by financing activities of $15,100 for the year ended July 31, 2016.  The change in cash flows related to financing activities is due to a net increase in advances from stockholders.

As of July 31, 2017, our total assets were $26,766 and our total liabilities were $291,672.  As of July 31, 2016, our total assets were $27,134 and our total liabilities were $252,162.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our concrete leveling and casino gaming and hospitality businesses, and our ability to generate revenues.

Critical Accounting Policies and Estimates

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

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

Foreign Currency Transactions

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Concrete Leveling Systems, Inc.

We have audited the accompanying balance sheet of Concrete Leveling Systems, Inc. (the “Company”) as of July 31, 2017, and the related statements of income, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Leveling Systems, Inc. as of July 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses since inception. This factor, and the need for additional financing in order for the Company to meet its business plans, raises substantial doubt about the Company’s ability to continue as a going concern.

/s/ Accell Audit and Compliance, P.A.
Tampa, Florida
November 8, 2017

4806 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

Hobe & Lucas
Certified Public Accountants, Inc.

4807 Rockside Road, Suite 510 Phone: (216) 524.8900
Independence, Ohio 44131 Fax: (216) 524.8777
http://www.hobe.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Concrete Leveling Systems, Inc.
Canton, Ohio

We have audited the accompanying balance sheet of Concrete Leveling Systems, Inc. as of July 31, 2016, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year then ended. Concrete Leveling Systems, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Leveling Systems, Inc. as of July 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Concrete Leveling Systems, Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, the nature of the industry in which the Company operates raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding this matter are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hobe & Lucas
Certified Public Accountants, Inc.

Independence, Ohio
October 20, 2016

Independent Member
B K R
INTERNATIONAL
Firms In Principal Cities Worldwide

Concrete Leveling Systems, Inc.
Balance Sheets
July 31, 2017 and 2016

	2017	2016
Assets

Current Assets
Cash in bank	$-	$104
Accounts receivable, net of allowance for doubtful accounts of $0 at July 31, 2017 and 2016	93	217
Current portion of notes receivable, net of allowance for loan losses of $4,078 and $2,391 at July 31, 2017 and 2016	-	-
Interest receivable, net of collectability allowance of $1,267 and $242 at July 31, 2017 and 2016	141	26
Inventory	23,688	23,607
Prepaid expenses and other current assets	200	485
Total Current Assets	24,122	24,439

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Other Assets
Notes receivable, net of current portion and allowance for loan losses of $19,724 and $21,860
at July 31, 2017 and 2016	2,644	2,695

Total Assets	$26,766	$27,134

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Cash overdraft	$20	$-
Accounts payable	44,420	33,559
Accounts payable - stockholders	35,486	35,486
Advances - stockholders	117,000	89,400
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	16,857	15,828
Total Current Liabilities	291,672	252,162

Stockholders’ Equity (Deficit)
Common stock (par value $0.001)
100,000,000 shares authorized:
14,027,834 shares issued and outstanding at July 31, 2017, 6,395,418 shares issued and outstanding at July 31, 2016	14,027	6,395
Additional paid-in capital	397,723	405,355
Retained (deficit)	(676,656)	(636,778)
Total Stockholders’ (Deficit)	(264,906)	(225,028)

Total Liabilities and Stockholders’ (Deficit)	$26,766	$27,134

See notes to financial statements.

Concrete Leveling Systems, Inc.
Statements of Income
For the Years Ended July 31, 2017 and 2016

	2017	2016

Parts sales	$743	$3,620

Cost of Sales	200	2,744

Gross Margin	543	876

Expenses
Selling, general and administrative	41,004	29,075

(Loss) from Operations	(40,461)	(28,199)

Other Income (Expense)
Interest income	1,541	1,391
Interest expense	(958)	(957)
Total Other Income (Expense)	583	434

Net (Loss) Before Income Taxes	(39,878)	(27,765)

Provision for Income Taxes	-	-

Net (Loss)	$(39,878)	$(27,765)

Net (Loss) per Share - Basic and Fully Diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

See notes to financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Equity (Deficit)
For the Years Ended July 31, 2017 and 2016

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance July 31, 2015	6,395,418	$6,395	$405,355	$(609,013)	$(197,263)

Net (Loss)	-	-	-	(27,765)	(27,765)

Balance July 31, 2016	6,395,418	6,395	405,355	(636,778)	(225,028)

Issuance of contingent shares to Jericho	7,632,416	7,632	(7,632)	-	-

Net (Loss)	-	-	-	(39,878)	(39,878)

Balance July 31, 2017	14,027,834	$14,027	$397,723	$(676,656)	$(264,906)

See notes to financial statements.

 Concrete Leveling Systems, Inc.
 Statements of Cash Flows
 For the Years Ended July 31, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net (loss)	$(39,878)	$(27,765)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Allowance for loan losses	(449)	(14,799)
Allowance for doubtful accounts	-	(4,046)
Allowance for uncollectable interest	1,025	(3,680)
Decrease in accounts receivable	124	4,278
(Increase) Decrease in interest receivable	(1,140)	8,803
(Increase) Decrease in inventory	(81)	529
Decrease (Increase) in prepaid expenses	285	(133)
Increase (Decrease) in accounts payable	10,861	(2,926)
Increase in other accrued expenses	1,029	3,478
Net cash (used in) operating activities	(28,224)	(36,261)

Cash Flows from Investing Activities
Payments on notes receivable	500	21,149

Cash Flows from Financing Activities
Advances from stockholders	27,600	15,100

Net (decrease) in cash	(124)	(12)
Cash and equivalents - beginning	104	116
(Cash overdraft) Cash and equivalents - ending	$(20)	$104

Supplemental Disclosure of Cash Flows Information
Interest	$958	$957
Income Taxes	$-	$-

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
JULY 31, 2017 AND 2016

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

On March 24, 2017, the Company entered into an agreement with Jericho Associates, Inc. (“Jericho”), a start-up company which plans to operate in the gaming, hospitality and entertainment industries.  The Company issued Jericho 7,151,416 shares of the Company’s common stock, subject to a performance requirement, which provides that by September 24, 2017, if the management of Jericho does not identify at least one entity or business opportunity for acquisition, in order to supplement the Company’s current business operations, the shares issued as part of the agreement shall be returned to the Company. As of July 31, 2017, no acquisition has been identified in accordance with the agreement and the shares issued to Jericho are still contingent on the terms of the agreement.In July 2017, an additional 481,000 shares were issued to shareholders of Jericho under the same contingencies as the original shares.  On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017.  On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement until March 1, 2018.

Upon the successful completion of an acquisition of an entity or business opportunity, the Company’s Presidentwill cancel all shares of common stock held (879,167 shares as of July 31, 2017), the Company’s Chief Executive Officer will cancel all but 424,000 shares of common stock held (2,951,667 shares as of July 31, 2017), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of July 31, 2017).

Under ASC 718-10-25-20, there is no accounting related to the potential acquisition other than the issuance of the contingent shares at par value because the performance measure is the acquisition of a company.  The achievement of this measure is not probable until the business is acquired.

Revenue Recognition

The Company recognizes revenue when product is shipped or picked up by the customer.

Earnings Per Share

Contingent shares are excluded from basicweighted average shares (ASC 260-10-45-13) and a two-class presentation of EPS is not applicable when a company is reporting a loss (ASC 260-10-45-67); therefore, the contingent shares are included in dilutive weighted average shares.  Because the Company is reporting a loss, the Company will only report basic EPS and the contingent shares, along with the cancellation of shares by management, will be excluded from the computation.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at July 31, 2017 and 2016.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $-0- for the years ended July 31, 2017, and 2016.

Inventories

Inventories, which consist of parts and work in progress, are recorded at the lower of first-in first-out cost or net realizable value.

CONCRETE LEVELING SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2017 AND 2016

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2017, current liabilities exceed current assets by $267,550, and total liabilities exceed total assets by $264,906.

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

NOTE 5 – NOTES RECEIVABLE

Interest rates on notes receivable are 6.00% and are due in April 2026.

Management has established an estimated allowance for loan losses and uncollectable interest income based on its experience with specific debtors, including payment history, condition and location of collateral, and estimated cost of resale. The allowances totaled $23,802 and $24,493 at July 31, 2017 and 2016 respectively.

NOTE 6 - OPERATING SEGMENT

The Company operates in one reportable segment, concrete leveling systems sales.

CONCRETE LEVELING SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2017 AND 2016

NOTE 7 - INCOME TAXES

Income taxes on continuing operations at July 31 include the following:

	2017	2016

Currently payable	$-	$-
Deferred	-	-

Total	$-	$-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at July 31 is as follows:

	2017		2016
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-	-%	$-	-%
Loss for financial reporting purposes without tax expense or benefit	(13,400)	(34)	(9,400)	(34)

Income taxes at statutory rate	$(13,400)	(34)%	$(9,400)	(34)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	2017	2016

Net operating loss carryforwards	$181,400	$167,700
Allowances for uncollectable accounts	8,800	8,600
Compensation and miscellaneous	5,300	5,300
Deferred tax assets	195,500	181,600
Valuation Allowance	(195,500)	(181,600)

Net deferred tax assets:	$-	$-

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes.  The principal source for deferred tax assets are net operating loss carryforwards and accrued compensation.  No deferred taxes are reflected in the balance sheet at July 31, 2017 or 2016 due to a valuation allowance, which increased by $13,900 and $2,900 in 2017 and 2016, respectively.

CONCRETE LEVELING SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2017 AND 2016

NOTE 7 – INCOME TAXES (CONTINUED)

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

Year of Loss	Amount	Expiration Date

Period Ended July 31, 2008	$62,107	2/28/2029
Period Ended July 31, 2009	$68,766	2/28/2030
Period Ended July 31, 2010	$25,311	2/28/2031
Period Ended July 31, 2011	$96,481	2/28/2032
Period Ended July 31, 2012	$113,260	2/28/2033
Period Ended July 31, 2014	$29,399	2/28/2035
Period Ended July 31, 2015	$33,483	2/28/2036
Period Ended July 31, 2016	$50,290	2/28/2037
Period Ended July 31, 2017	$39,301	2/28/2038

Tax periods ended July 31, 2013 through 2017 are subject to examination by major taxing authorities.

There are no interest or tax penalty expenses reflected in the Balance Sheets or Statements of Operations.

NOTE 8 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $-0- for the years ended July 31, 2017 and 2016. The amount payable to the related party was $35,486 at July 31, 2017 and 2016.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both July 31, 2017 and 2016. Effective July 31, 2013, further interest accrual was waived by the noteholders.

Two stockholders of the Company advanced a total of $117,000 to the Company at various times between November 2012 and July 2017. The balances on the advances are $117,000 and $89,400 at July 31, 2017 and 2016, respectively. The advances carry no interest.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 8, 2017, the date the financial statements were available to be issued. There are no events to report.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-K, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2017.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives;
(ii)	lack of a code of ethics;
(iii)	lack of a whistleblower policy;
(iv)	lack of an independent board of directors or board committees related to financial reporting; and
(iv)	lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the 2017 and 2018 fiscal years, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the fiscal year ended July 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal year ended July 31, 2017.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Suzanne Barth	56	Director, Chief Executive Officer, Chief Financial Officer

Edward Barth	59	Director and President

Eugene Swearengin	63	Director and Secretary

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

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

Family Relationships

Suzanne Barth and Edward Barth are spouses. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs ($)	LTIP Payouts ($)	All Other Compen- sation ($)

Suzanne I. Barth, President,CEO	2016	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

Suzanne I. Barth, CEO	2017	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

Edward A. Barth, President	2016	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

Edward A. Barth, President	2017	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

Eugene H. Swearengin, Secretary	2016	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

Eugene H. Swearengin, Secretary	2017	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

None of the directors of the Company receive any salary for services rendered as a director of the Company.

The Corporation does not have written employment agreements or consulting agreements with any of the Company's officers. All of the Company's officers work on a part-time basis for the Company without compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of October 30, 2017, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 14,027,834 common shares were issued and outstanding as of October 30 2017.  The address for all officers and directors is 5046 E. Boulevard, NW, Canton, OH 44718.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership (1)(2)	Percent of Class

Executive Officers and Directors:

Suzanne Barth, Chief Executive Officer, Chief Financial Officer, Director	2,951,667	21%

Edward Barth, President and Director	879,167	6.3%

Eugene Swearengin	185,000	1.3%

All Officers and Directors as a Group (three persons)	4,015,834	28.6%

Five Percent Stockholders:

Ronald Tassinari (3) P.O. Box 81890 Las Vegas, NV 89180	5,478,702	39.1%

RT Two, LLC (4) P.O. Box 81890 Las Vegas, NV 89180	1,084,508	7.7%

(1)	All ownership is beneficial and of record, unless indicated otherwise.
(2)	The Beneficial owner has sole voting and investment power with respect to the shares shown.
(3)	Includes 2,739,351 shares held in the name of Ronald Tassinari, and 2,739,351 shares held in the name of Jericho Partners, LLC, an entity controlled by Ronald Tassinari.
(4)	RT Two, LLC is controlled by Robert Tassinari.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $-0- for the years ended July 31, 2017 and 2016. The amount payable to the related party was $35,486 at July 31, 2017 and 2016.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both July 31, 2017 and 2016. Effective July 31, 2013, further interest accrual was waived by the noteholders.

Two stockholders of the Company advanced a total of $117,000 to the Company at various times between November 2012 and July 2017. The balances on the advances are $117,000 and $89,400 at July 31, 2017 and 2016, respectively. The advances carry no interest.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent auditor, Accell Audit & Compliance, PA, billed an aggregate of $19,000 the year ended July 31, 2017 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. Our previous independent auditor, Hobe & Lucas, Certified Public Accountants, billed an aggregate of $22,740 for the year ended July 31, 2016 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.  In addition, Hobe & Lucas billed $490 for tax preparation.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS.

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302
31.2	Certification of Chief Financial Officer pursuant to Section 302
32.1	Certification of Chief Executive Officer pursuant to Section 906
32.2	Certification of Chief Financial Officer pursuant to Section 906
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	Linkbase XBRL Taxonomy Presentation Linkbase

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
Suzanne I. Barth, CEO

By: /s/ Edward A. Barth
Edward A. Barth, President

Date: November 9, 2017

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

By: /s/ Edward A. Barth
Edward A. Barth, its President

By: /s/ Eugene H. Swearengin
Eugene H. Swearengin, Director

Date: November 9, 2017