Form 10-Q
period 2017-10-31
Concrete Leveling Systems Inc
filed 2017-12-15
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  14,027,834 shares of common stock outstanding as of December 13, 2017.

CONCRETE LEVELING SERVICES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Balance Sheets
October 31 and July 31, 2017

	October 31, 2017	July 31, 2017
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$64	$-
Accounts receivable	265	93
Current portion of notes receivable, net of allowance for loan losses of $4,646 and $4,078 at October 31 and July 31, 2017	-	-
Interest receivable, net of collectability allowance of $1,596 and $1,267 at October 31 and July 31, 2017	177	141
Inventory	23,598	23,688
Prepaid expenses and other current assets	-	200
Total Current Assets	24,104	24,122

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Other Assets
Notes receivable, net of allowance for loan losses of $19,156 and $19,724 at October 31 and July 31, 2017	2,644	2,644

Total Assets	$26,748	$26,766

Liabilities and Stockholders’ Deficit

Current Liabilities
Cash overdraft	$-	$20
Accounts payable	40,843	44,420
Accounts payable - stockholders	61,395	35,486
Advances - stockholders	118,000	117,000
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	17,554	16,857
Total Current Liabilities	315,681	291,672

Stockholders’ Equity (Deficit)
Common stock (par value $0.001)
100,000,000 shares authorized:
14,027,834 shares issued and outstanding at October 31 and July 31, 2017	14,027	14,027
Additional paid-in capital	397,723	397,723
Accumulated deficit	(700,683)	(676,656)
Total Stockholders’ Deficit	(288,933)	(264,906)

Total Liabilities and Stockholders’ Deficit	$26,748	$26,766

See notes to financial statements.

Concrete Leveling Systems, Inc.
Statements of Income
For the Three Months Ended October 31, 2017 and 2016

	3 Months Ended	3 Months Ended
	October 31, 2017	October 31, 2016
	(Unaudited)	(Unaudited)

Equipment and parts sales	$265	$-

Cost of Sales	90	-

Gross Margin	175	-

Expenses
Selling, general and administration	24,311	20,250

Loss from Operations	(24,136)	(20,250)

Other Income (Expense)
Interest income	366	397
Interest expense	(257)	(242)
Total Other Income (Expense)	109	155

Net Loss Before Income Taxes	(24,027)	(20,095)

Provision for Income Taxes	-	-

Net Loss	$(24,027)	$(20,095)

Net Loss per Share - Basic and Fully Diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and fully diluted	6,395,418	6,395,418

See notes to financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
 For the Three Months Ended October 31, 2017 and 2016

	October 31, 2017	October 31, 2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(24,027)	$(20,095)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in allowances for interest collectability	329	-
(Increase) Decrease in accounts receivable	(172)	217
(Increase) in interest receivable	(365)	(129)
Decrease in inventory	90
(Increase) Decrease in prepaid expenses and other current assets	200	(2,529)
Increase in accounts payable	22,332	6,909
Increase in other accrued expenses	697	1,262
Net cash (used by) operating activities	(916)	(14,365)

Cash Flows from Investing Activities
Payments on notes receivable	-	332

Cash Flows from Financing Activities
Advances from stockholders	1,000	14,750

Net increase in cash	84	717

Cash and equivalents - beginning	(20)	104

Cash and equivalents - ending	$64	$821

Supplemental Disclosure of Cash Flows Information
Interest	$257	$242
Income Taxes	$-	$-

See notes to financial statements.

Concrete Leveling Systems, Inc.
Notes to Financial Statements
October 31 and July 31, 2017

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

On March 24, 2017, the Company entered into an agreement with Jericho Associates, Inc. (“Jericho”), a start-up company which plans to operate in the gaming, hospitality and entertainment industries.  The Company issued Jericho 7,151,416 shares of the Company’s common stock, subject to a performance requirement, which provides that by March 1, 2018, if the management of Jericho does not identify at least one entity or business opportunity for acquisition, in order to supplement the Company’s current business operations, the shares issued as part of the agreement shall be returned to the Company. As of October 31, 2017, no acquisition has been identified in accordance with the agreement and the shares issued to Jericho are still contingent on the terms of the agreement. In July 2017, and additional 481,000 shares were issued to shareholders of Jericho under the same contingencies as the original shares. On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017. On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement to March 1, 2018.

Upon the successful completion of an acquisition of an entity or business opportunity, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 31, 2017), the Company’s Chief Executive Officer will cancel all but 424,000 shares of common stock held (2,951,667 shares of as October 31, 2017), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 31, 2017).

Under ASC 718-10-25-20, there is no accounting related to the potential acquisition other than the issuance of the contingent shares at par value because the performance measure is the acquisition of a company. The achievement of this measure is not probable until the business is acquired.

Revenue Recognition

The Company recognizes revenue when product is shipped or picked up by the customer.

Earnings Per Share

Contingent shares are excluded from basic weighted average shares (ASC 260-10-45-13) and a two-class presentation of EPS is not applicable when a company is reporting a loss (ASC 260-10-45-67); therefore, the contingent shares are included in dilutive weighted average shares. Because the Company is reporting a loss, the Company will only report basic EPS and the contingent shares, along with the cancellation of shares by management, will be excluded from the computation.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at October 31 and July 31, 2017.

Inventories

Inventories, which consist of parts and work in progress, are recorded at the lower of first-in first-out cost or fair market value.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $1,769 and $-0- for the three months ended October 31, 2017, and 2016.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2017, current liabilities exceed current assets by $291,577, and total liabilities exceed total assets by $288,933.

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

Management has established an estimated allowance for loan losses and uncollectable interest income based on its experience with specific debtors, including payment history, condition and location of collateral, and estimated cost of resale. The allowances totaled $25,398 and $25,069 at October 31 and July 31, 2017, respectively.

NOTE 6 – INCOME TAXES

Income taxes on continuing operations include the following:

	October 31, 2017	July 31, 2017

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	October 31, 2017		July 31, 2017
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%
Loss for financial reporting purposes without tax
expense or benefit	(8,100)	(34)	(13,400)	(34)

Income taxes at statutory rate	$(8,100)	(34)%	$(13,400)	(34)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	October 31, 2017	July 31, 2017

Net operating loss carryforwards	$189,700	$181,400
Allowances for uncollectable accounts	8,900	8,800
Compensation and miscellaneous	5,300	5,300
Deferred tax assets	203,900	195,500

Valuation Allowance	(203,900)	(195,500)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2014 through 2017 are subject to examination by major taxing authorities.

NOTE 7 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $-0- for the three months ended October 31, 2017 and 2016. The amount payable to the related party was $35,486 at October 31 and July 31, 2017.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both October 31 and July 31, 2017. Effective July 31, 2013, further interest accrual was waived by the noteholders.

Two stockholders of the Company advanced a total of $118,000 to the Company at various times between November 2012 and October 2017. The balances on the advances are $118,000 and $117,000 at October 31 and July 31, 2017, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $25,909 during the three months ended October 31, 2017. This amount is still owed to the stockholder at October 31, 2017.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 11, 2017, the date the financial statements were available to be issued. There are no events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of October 31, 2017, and the results of operations for the three months ended October 31, 2017.  It should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this report as well as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2017 and 2016.

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

For the Three Months Ended October 31, 2017 Compared to the Three Months Ended October 31, 2016

The Company generated $265 in revenue for the three month period ended October 31, 2017, which compares to revenue of $0 for the three month period ended October 31, 2016.  Our revenues increased during the three month period ended October 31, 2017 due to increased sales of our concrete leveling equipment and parts.

Cost of sales for the three month period ended October 31, 2017 was $90, which compares to cost of sales of $0 for the three month period ended October 31, 2016.  Our revenues increased during the three months ended October 31, 2017, which resulted in a similar adjustment to our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the three month period ended October 31, 2017, were $24,311. This compares with operating expenses for the three month period ended October 31, 2016 of $20,250.   Our operating expenses increased during the three month period ended October 31, 2017 due to an increase in our advertising and professional fees.

As a result of the foregoing, we had a net loss of from operations of $24,027 for the three month period ended October 31, 2017. This compares with a net loss from operations for the three month period ended October 31, 2016 of $20,095.

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

Liquidity and Capital Resources

As of October 31, 2017, we had cash or cash equivalents of $64. As of July 31, 2017, we had cash or cash equivalents of $0.

We believe that with our existing cash flows, we do not have sufficient cash to meet our operating requirements for the next twelve months.  We believe that with the addition of our gaming and hospitality business, we will begin to generate increased revenue over the 2017 fiscal year.  However, if our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of debt or equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities for the three months ended October 31, 2017 was $916. This compares to net cash used in operating activities of $14,365 for the three month period ended October 31, 2016. This change is primarily due to an increase in our accounts payable.

Cash flows from investing activities were $0 for the three month period ended October 31, 2017 and $332 for the three month period ended October 31, 2016.  The change in cash flows from investing activities was primarily due to decreases in payments on notes receivable.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows provided by financing activities was $1,000 for the three month period ended October 31, 2017 which compares to cash flows provided by financing activities of $14,750 for the three month period ended October 31, 2016.  The change in cash flows provided by financing activities is due to a decrease in advances from stockholders during the three month period ended October 31, 2017.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund both divisions of our business.

As of October 31, 2017, our total assets were $26,748 and our total liabilities were $315,681.  As of July 31, 2017, our total assets were $26,766 and our total liabilities were $291,672.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2017, our liabilities exceed our assets by $288,933.

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

Foreign Currency Transactions

None.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2017.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended October 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three month period ended October 31, 2017.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

ITEM 1A. – RISK FACTORS.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: December 14, 2017	By: /s/ Edward A. Barth
Edward A. Barth, Principal Executive Officer

Date: December 14, 2017	By: /s/ Suzanne I. Barth
Suzanne I. Barth, Principal Financial Officer