Form 10-Q
period 2018-01-31
Concrete Leveling Systems Inc
filed 2018-03-15
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  14,027,834 shares of common stock outstanding as of March 13, 2018.

CONCRETE LEVELING SERVICES, INC.

ITEM 1 – FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Balance Sheets
January 31, 2018 and July 31, 2017

	January 31	July 31
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$1,782	$-
Accounts receivable, net of allowance for doubtful accounts of $0 at January 31, 2018 and July 31, 2017	-	93
Current portion of notes receivable, net of allowance for loan losses of $4,078 at July 31, 2017	-	-
Interest receivable, net of collectability allowance of $1,267 at July 31, 2017	-	141
Inventory	23,598	23,688
Prepaid expenses and other current assets	-	200
Total Current Assets	25,380	24,122

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Other Assets
Notes receivable, net of current portion and allowance for loan losses of $19,724 at July 31, 2017	-	2,644

Total Assets	$25,380	$26,766

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Cash overdraft	$-	$20
Accounts payable	18,830	44,420
Accounts payable - stockholders	-	35,486
Advances - stockholders	181,344	117,000
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	9,239	16,857
Total Current Liabilities	287,302	291,672

Stockholders’ Equity (Deficit)
Common stock (par value $0.001) 100,000,000 shares authorized:
14,027,834 shares issued and outstanding at January 31, 2018 and July 31, 2017	14,027	14,027
Additional paid-in capital	433,209	397,723
Retained (deficit)	(709,158)	(676,656)
Total Stockholders’ Equity (Deficit)	(261,922)	(264,906)

Total Liabilities and Stockholders’ Equity (Deficit)	$25,380	$26,766

See notes to financial statements.

Concrete Leveling Systems, Inc.
Statements of Income
For the Three and Six Months Ended January 31, 2018

	3 Months Ended	6 Months Ended
	January 31, 2018	January 31, 2018
	(Unaudited)	(Unaudited)

Equipment and parts sales	$1,745	$2,010

Cost of Sales	1,370	1,460

Gross Margin	375	550

Expenses
Selling, general and administration	8,947	33,255

(Loss) from Operations	(8,572)	(32,705)

Other Income (Expense)
Interest income	358	723
Interest expense	(263)	(520)
Total Other Income (Expense)	95	203

Net (Loss) Before Income Taxes	(8,477)	(32,502)

Provision for Income Taxes	-	-

Net (Loss)	$(8,477)	$(32,502)

Net (Loss) per Share - Basic and Fully Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding -
basic and fully diluted	6,395,418	6,395,418

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

See notes to financial statements.

 Concrete Leveling Systems, Inc.
 Statements of Cash Flows
 For the Six Months Ended January 31, 2018 and 2017

	January 31, 2018	January 31, 2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(32,502)	$(25,380)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loan and interest losses write off	3,508	-
(Increase) in allowances for doubtful accounts and loan losses	(723)	(518)
Decrease (Increase) in accounts receivable	93	217
(Increase) Decrease in inventory	90	(96)
(Increase) Decrease in prepaid expenses and other current assets	200	(458)
Increase (Decrease) in accounts payable	(25,590)	2,364
Increase (Decrease) in other accrued expenses	(7,618)	1,501
Net cash from (used by) operating activities	(62,542)	(22,370)

Cash Flows from Investing Activities
Payments on notes receivable	-	332

Cash Flows from Financing Activities
Advances from stockholders	64,344	22,400

Net increase (decrease) in cash	1,802	362
Cash overdraft/Cash and equivalents - beginning	(20)	104

Cash and equivalents - ending	$1,782	$466

Supplemental Disclosure of Cash Flows Information
Interest	$520	$483
Income Taxes	$-	$-

See notes to financial statements.

Concrete Leveling Systems, Inc.
Notes to Financial Statements
January 31, 2018 and July 31, 2017

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017. On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement to March 1, 2018.

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of January 31, 2018), the Company’s Chief Executive Officer will cancel all but 523,000 shares of common stock held (2,951,667 shares as of January 31, 2018), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of January 31, 2018).

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at January 31, 2018 and July 31, 2017.

Inventories

Inventories, which consist of parts and work in progress, are recorded at the lower of first-in first-out cost or fair market value.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $1,769 and $-0- for the six months ended January 31, 2018, and 2017.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2018, current liabilities exceed current assets by $261,922, and total liabilities exceed total assets by $261,922.

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

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) was issued. The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.

Our company will adopt this new standard effective for the year ending July 31, 2018.  The Company shall disclose qualitative and quantitative information on all of the following in regard to our contract with a customer.

a.	Revenue recognized from contracts with customers.
b.	Any impairment losses recognized on any receivables or contract assets arising from the firm’s contracts with customers.
c.	The opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers.
d.	Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period.
e.	Revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods.
f.	Significant changes in the contract asset or liability balances during the reporting period.
g.	Performance obligation in contracts with customers

At this time, it is not known nor can it be reasonably estimated what the impact of this standard’s adoption will have on the Company. The Company believes the effect on our current accounting policies will be immaterial as our current accounting for revenue from our customer contracts does not materially differ from the new standard.

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

NOTE 5 – NOTE RECEIVABLE

On January 31, 2018, the balance of the note and interest receivable were written off as uncollectable.

On July 31, 2017, the interest rate on the note receivable was 6.00% and was due in April 2026.

Management had established an estimated allowance for loan losses and uncollectable interest income based on its experience with specific debtors, including payment history, condition and location of collateral, and estimated cost of resale. The allowances totaled $25,069 at July 31, 2017.

NOTE 6 - INCOME TAXES

Income taxes on continuing operations include the following:

	January 31, 2018	July 31, 2017

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	January 31, 2018		July 31, 2017
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%
Loss for financial reporting purposes without tax expense or benefit	(11,400)	(34)	(13,400)	(34)

Income taxes at statutory rate	$(11,400)	(34)%	$(13,400)	(34)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	January 31, 2018	July 31, 2017

Net operating loss carryforwards	$192,800	$181,400
Allowances for uncollectable accounts	-0-	8,800
Compensation and miscellaneous	5,300	5,300
Deferred tax assets	198,100	195,500

Valuation Allowance	(198,100)	(195,500)

Net deferred tax assets	$-0-	$-0-

Tax periods ended July 31, 2014 through 2017 are subject to examination by major taxing authorities.

NOTE 7 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $-0- for the six months ended January 31, 2018 and 2017. The amount payable to the related party was $35,486 at July 31, 2017. On January 31, 2018, the stockholder forgave the balance due of $35,486. The forgiveness of the payable is reflected on the balance sheet as an increase to additional paid-in capital.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both January 31, 2018 and July 31, 2017. Effective July 31, 2013, further interest accrual was waived by the noteholders.

Two stockholders of the Company advanced a total of $118,500 to the Company at various times between November 2012 and October 2017. Another stockholder of the Company paid invoices of the Company totaling $62,844 during the six months ended January 31, 2018. This amount is still owed to the stockholder at January 31, 2018.  The balances on the advances are $181,344 and $117,000 at January 31, 2018 and July 31, 2017, respectively. The advances carry no interest.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 14, 2018, the date the financial statements were available to be issued. On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs.  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the vesting of the 7,151,416 shares issued to Jericho remain contingent upon regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	Trends affecting the Company’s financial condition, results of operations, or future prospects;
•	The Company’s business and growth strategies;
•	The Company’s financing plans and forecasts;
•	The factors that we expect to contribute to our success and the Company’s ability to be successful in the future;
•	The Company’s business model and strategy for realizing positive results as sales increase;
•	Competition, including the Company’s ability to respond to such competition and its expectations regarding continued competition in the market in which the Company competes;
•	Expenses;
•	The Company’s ability to meet its projected operating expenditures and the costs associated with development of new projects;
•	The Company’s ability to pay dividends or to pay any specific rate of dividends, if declared;
•	The impact of new accounting pronouncements on its financial statements;
•	That the Company’s cash flows from operating activities will be sufficient to meet its projected operating expenditures for the next twelve months;
•	The Company’s market risk exposure and efforts to minimize risk;
•	Development opportunities and its ability to successfully take advantage of such opportunities;
•	Regulations, including anticipated taxes, tax credits or tax refunds expected;
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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of January 31, 2018, and the results of operations for the three and six months ended January 31, 2018.  It should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this report as well as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2017 and 2016.

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

On March 24, 2017, we entered into an Equity Purchase Agreement, whereby we acquired all the outstanding common stock of Jericho Associates, Inc. (“Jericho”), a company operating in the gaming, hospitality and entertainment industries, in exchange for 7,151,416 shares of our common stock.  The Equity Purchase Agreement provided that by September 24, 2017, if the management of Jericho does not identify at least one entity or business opportunity for acquisition, in order to supplement the Company’s current business operations, the shares issued as part of the agreement shall be returned to the Company.  On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017.  On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement until March 1, 2018. In July 2017, an additional 481,000 share were issued to shareholders of Jericho under the same contingencies as the original shares.

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”). The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The contemplated $300mil+ project is in the process of regulatory review, finalization of closing documents, and completion of financing. Notwithstanding the identification of the business opportunity the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project.

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of January 31, 2018), the Company’s Chief Executive Officer will cancel all but 523,000 shares of its common stock held (2,951,667 shares as of January 31, 2018), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99% in the Company, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of January 31, 2018).

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

For the Three and Six Months Ended January 31, 2018 Compared to the Three and Six Months Ended January 31, 2017

The Company generated $1,745 in revenue for the three-month period ended January 31, 2018, which compares to revenue of $387 for the three-month period ended January 31, 2017.  Our revenues increased during the three-month period ended January 31, 2018 due to increased sales of our concrete leveling equipment and parts.

The Company generated $2,010 in revenue for the six-month period ended January 31, 2018, which compares to revenue of $387 for the six-month period ended January 31, 2017.  Our revenues increased during the six-month period ended January 31, 2018 due to increased sales of our concrete leveling equipment and parts.

Cost of sales for the three-month period ended January 31, 2018 was $1,370, which compares to cost of sales of $110 for the three-month period ended January 31, 2017.  Our revenues increased during the three months ended January 31, 2018, which resulted in a similar adjustment to our cost of sales during the period.

Cost of sales for the six-month period ended January 31, 2018 was $1,460, which compares to cost of sales of $110 for the six-month period ended January 31, 2017.  Our revenues increased during the six months ended January 31, 2018, which resulted in a similar adjustment to our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the three-month period ended January 31, 2018, were $8,947. This compares with operating expenses for the three-month period ended January 31, 2017 of $5,709.   Our operating expenses increased during the three-month period ended October 31, 2017 due to an increase in our professional fees.

Operating expenses for the six-month period ended January 31, 2018, were $33,255. This compares with operating expenses for the six-month period ended January 31, 2017 of $25,960.   Our operating expenses increased during the six-month period ended October 31, 2017 due to an increase in our professional fees.

As a result of the foregoing, we had a net loss of $8,477 for the three-month period ended January 31, 2018. This compares with a net loss of $5,284 for the three-month period ended January 31, 2017. Net loss was $32,502 for the six months ended January 31, 2018, compared to a net loss of $25,380 for the six months ended January 31, 2017

In its audited financial statements as of July 31, 2017, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of January 31, 2018, we had cash or cash equivalents of $1,782. As of July 31, 2017, we had cash or cash equivalents of $0.

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

Net cash used in operating activities for the six months ended January 31, 2018 was $62,542. This compares to net cash used in operating activities of $22,370 for the six months ended January 31, 2018. This change is primarily due to an increase in our accounts payable.

Cash flows from investing activities were $0 for the six-month period ended January 31, 2018 and $332 for the six-month period ended January 31, 2017.  The change in cash flows from investing activities was primarily due to decreases in payments on notes receivable.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows provided by financing activities was $64,344 for the six-month period ended January 31, 2018 which compares to cash flows provided by financing activities of $22,400 for the six-month period ended January 31, 2017.  The change in cash flows provided by financing activities is due to a decrease in advances from stockholders during the three-month period ended January 31, 2018.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund both divisions of our business.

As of January 31, 2018, our total assets were $25,380 and our total liabilities were $287,302.  As of July 31, 2017, our total assets were $26,766 and our total liabilities were $291,672.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2018, our liabilities exceed our assets by $261,922.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2018.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended January 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the six month period ended January 31, 2018.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: March 15, 2018	By: /s/ Edward A. Barth
Edward A. Barth, Principal Executive Officer

Date: March 15, 2018	By: /s/ Suzanne I. Barth
Suzanne I. Barth, Principal Financial Officer