Form 10-Q
period 2018-04-30
Concrete Leveling Systems Inc
filed 2018-06-12
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  14,027,834 shares of common stock outstanding as of June 10, 2018

CONCRETE LEVELING SERVICES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Balance Sheets
April 30, 2018 and July 31, 2017

	April 30, 2018	July 31, 2017
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$332	$-
Accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2018 and July 31, 2017	300	93
Current portion of notes receivable, net of allowance for loan losses of $4,078 at July 31, 2017	-	-
Interest receivable, net of collectability allowance of $1,267 at July 31, 2017	-	141
Inventory	23,761	23,688
Prepaid expenses and other current assets	-	200
Total Current Assets	24,393	24,122

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Other Assets
Notes receivable, net of current portion and allowance for loan losses of $19,724 at July 31, 2017	-	2,644

Total Assets	$24,393	$26,766

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Cash overdraft	$-	$20
Accounts payable	17,193	44,420
Accounts payable - stockholders	-	35,486
Advances - stockholders	184,902	117,000
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	8,809	16,857
Total Current Liabilities	288,793	291,672

Stockholders’ Equity (Deficit)
Common stock (par value $0.001) 100,000,000 shares authorized:
14,027,834 shares issued and outstanding at April 30, 2018 and July 31, 2017	14,027	14,027
Additional paid-in capital	433,209	397,723
Accumulated deficit	(711,636)	(676,656)
Total Stockholders’ Equity (Deficit)	(264,400)	(264,906)

Total Liabilities and Stockholders’ Equity (Deficit)	$24,393	$26,766

See notes to financial statements.

Concrete Leveling Systems, Inc.
Statements of Income
For the Three and Nine Months Ended April 30, 2018

	3 Months Ended	9 Months Ended
	April 30, 2018	April 30, 2018
	(Unaudited)	(Unaudited)

Equipment and parts sales	$600	$2,610

Cost of Sales	211	1,671

Gross Margin	389	939

Expenses
Selling, general and administration	2,613	35,868

Loss from Operations	(2,224)	(34,929)

Other Income (Expense)
Interest income	-	723
Interest expense	(254)	(774)
Total Other Income (Expense)	(254)	(51)

Net Loss Before Income Taxes	(2,478)	(34,980)

Provision for Income Taxes	-	-

Net Loss	$(2,478)	$(34,980)

Net Loss per Share - Basic and Fully Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

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

See notes to financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Nine Months Ended April 30, 2018 and 2017

	April 30, 2018	April 30, 2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(34,980)	$(29,627)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loan and interest losses write off	3,508	-
(Increase) Decrease in allowances for doubtful accounts and loan losses	(723)	240
(Increase) Decrease in accounts receivable	(207)	217
Increase in interest receivable	-	(766)
Increase in inventory	(73)	(6)
Decrease (Increase) in prepaid expenses and other current assets	200	(86)
(Decrease) Increase in accounts payable	(27,227)	2,374
(Decrease) Increase in other accrued expenses	(8,048)	1,234
Net cash from (used by) operating activities	(67,550)	(26,420)

Cash Flows from Investing Activities
Payments on notes receivable	-	498

Cash Flows from Financing Activities
Advances from stockholders	67,902	26,200

Net increase in cash	352	278

Cash overdraft/Cash and equivalents - beginning	(20)	104

Cash and equivalents - ending	$332	$382

Supplemental Disclosure of Cash Flows Information
Interest	$774	$715
Income Taxes	$-	$-

See notes to financial statements.

Concrete Leveling Systems, Inc.
Notes to Financial Statements (Unaudited)
April 30, 2018 and July 31, 2017

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of April 30, 2018), the Company’s Chief Executive Officer will cancel all but 523,000 shares of common stock held (2,951,667 shares as of April 30, 2018), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of April 30, 2018).

Under Accounting Standards Codification (“ASC”) 718-10-25-20, Compensation – Stock Compensation, there is no accounting related to the potential acquisition other than the issuance of the contingent shares at par value because the performance measure is the acquisition of a company. The achievement of this measure is not probable until the business is acquired.

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at April 30, 2018 and July 31, 2017.

Inventories

Inventories, which consist of parts and work in progress, are recorded at the lower of first-in first-out cost or net realizable value (estimated selling price less costs of completion, disposal and transportation).

Concrete Leveling Systems, Inc.
Notes to Financial Statements (Unaudited)
April 30, 2018 and July 31, 2017

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2018, current liabilities exceed current assets by $264,400, and total liabilities exceed total assets by $264,400.

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period.

The Company will adopt this new standard effective for the year ending July 31, 2019 and shall disclose qualitative and quantitative information on all of the following in regard to our contract with a customer.

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

Concrete Leveling Systems, Inc.
Notes to Financial Statements (Unaudited)
April 30, 2018 and July 31, 2017

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

NOTE 6 - INCOME TAXES

Income taxes on continuing operations include the following:

	April 30, 2018	July 31, 2017

Currently payable	$0	$0
Deferred	0	0

Total	$0	$0

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	April 30, 2018		July 31, 2017
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$0	0%	$0	0%
Loss for financial reporting purposes without tax expense or benefit	(7,400)	(21)	(13,400)	(34)

Income taxes at statutory rate	$(7,400)	(21)%	$(13,400)	(34)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	April 30, 2018	July 31, 2017

Net operating loss carryforwards	$119,400	$181,400
Allowances for uncollectable accounts	0	8,800
Compensation and miscellaneous	3,200	5,300
Deferred tax assets	122,600	195,500
Valuation Allowance	(122,600)	(195,500)

Net deferred tax assets	$0	$0

Tax periods ended July 31, 2014 through 2017 are subject to examination by major taxing authorities.

Concrete Leveling Systems, Inc.
Notes to Financial Statements (Unaudited)
April 30, 2018 and July 31, 2017

NOTE 7 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $-0- for the nine months ended April 30, 2018 and 2017. The amount payable to the related party was $35,486 at July 31, 2017. On January 31, 2018, the stockholder forgave the balance due of $35,486. The forgiveness of the payable is reflected on the balance sheet as an increase to additional paid-in capital.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both April 30, 2018 and July 31, 2017. Effective July 31, 2013, further interest accrual was waived by the noteholders.

Two stockholders of the Company advanced a total of $118,916 to the Company at various times between November 2012 and April 2018. The balances on the advances are $118,916 and $117,000 at April 30, 2018 and July 31, 2017, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $65,986 during the nine months ended April 30, 2018. This amount is still owed to the stockholder at April 30, 2018.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through June 8, 2018, the date the financial statements were available to be issued. There are no subsequent events to report.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of April 30, 2018, and the results of operations for the three and nine months ended April 30, 2018.  It should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this report as well as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2017 and 2016.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of April 30, 2018), the Company’s Chief Executive Officer will cancel all but 523,000 shares of its common stock held (2,951,667 shares as of April 30, 2018), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99% in the Company, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of April 30, 2018).

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

For the Three and Nine Months Ended April 30, 2018 Compared to the Three and Nine Months Ended April 30, 2017

The Company generated $600 in revenue for the three-month period ended April 30, 2018, which compares to revenue of $263 for the three-month period ended April 30, 2017.  Our revenues increased during the three-month period ended April 30, 2018 due to increased sales of our concrete leveling equipment and parts.

The Company generated $2,610 in revenue for the nine-month period ended April 30, 2018, which compares to revenue of $650 for the nine-month period ended April 30, 2017.  Our revenues increased during the nine-month period ended April 30, 2018 due to increased sales of our concrete leveling equipment and parts.

Cost of sales for the three-month period ended April 30, 2018 was $211, which compares to cost of sales of $90 for the three-month period ended April 30, 2017.  Our revenues increased during the three months ended April 30, 2018, which resulted in a similar adjustment to our cost of sales during the period.

Cost of sales for the nine-month period ended April 30, 2018 was $1,671 which compares to cost of sales of $200 for the nine-month period ended April 30, 2017.  Our revenues increased during the nine months ended April 30, 2018, which resulted in a similar adjustment to our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the three-month period ended April 30, 2018, were $2,613. This compares with operating expenses for the three-month period ended April 30, 2017 of $4,569.   Our operating expenses decreased during the three-month period ended April 30, 2018 due to a decrease in our professional fees.

Operating expenses for the nine-month period ended April 30, 2018, were $35,868. This compares with operating expenses for the nine-month period ended April 30, 2017 of $30,529.   Our operating expenses increased during the nine-month period ended April 30, 2018 due to an increase in our professional fees and advertising expenses.

As a result of the foregoing, we had a net loss of $2,478 for the three-month period ended April 30, 2018. This compares with a net loss of $4,247 for the three-month period ended April 30, 2017. Net loss was $34,980 for the nine months ended April 30, 2018, compared to a net loss of $29,627 for the nine months ended April 30, 2017

In its audited financial statements as of July 31, 2017, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of April 30, 2018, we had cash or cash equivalents of $332. As of July 31, 2017, we had cash or cash equivalents of $0.

We believe that with our existing cash flows, we do not have sufficient cash to meet our operating requirements for the next twelve months.  We believe that with the addition of our gaming and hospitality business, we will begin to generate increased revenue over the 2018 fiscal year.  However, if our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of debt or equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities for the nine months ended April 30, 2018 was $67,550. This compares to net cash used in operating activities of $26,480 for the nine months ended April 30, 2017. This change is primarily due to a decrease in our accounts payable.

Cash flows from investing activities were $0 for the nine-month period ended April 30, 2018 and $498 for the nine-month period ended April 30, 2017.  The change in cash flows from investing activities was primarily due to decreases in payments on notes receivable.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows provided by financing activities was $67,902 for the nine-month period ended April 30, 2018 which compares to cash flows provided by financing activities of $26,200 for the nine-month period ended April 30, 2017.  The change in cash flows provided by financing activities is due to an increase in advances from stockholders during the nine-month period ended April 30, 2018.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund both divisions of our business.

As of April 30, 2018, our total assets were $24,393 and our total liabilities were $288,793.  As of July 31, 2017, our total assets were $26,766 and our total liabilities were $291,672.

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

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to our management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2018, our liabilities exceed our assets by $264,400.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2018.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended April 30, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the nine month period ended April 30, 2018.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: June 12, 2018	By: /s/ Edward A. Barth
Edward A. Barth, Principal Executive Officer

Date: June 12, 2018	By: /s/ Suzanne I. Barth
Suzanne I. Barth, Principal Financial Officer