Form 10-K
period 2018-07-31
Concrete Leveling Systems Inc
filed 2018-10-29
CIK 1414382

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [  ] No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of January 31, 2018 was $26,031,200.

As of September 30, 2018, registrant had outstanding 14,027,834 shares of common stock.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of July 31, 2018 and the results of operations for the years ended July 31, 2018 and 2017.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Information about Our Company

Concrete Leveling Services, Inc. (“we”, “us”, “our” or the “Company”) was incorporated on August 28, 2007 in the State of Nevada. The Company's principal offices are located at 5046 East Boulevard Northwest, Canton, Ohio 44718. In Ohio, the Company does business under the trade name of CLS Fabricating, Inc. On March 24, 2017, we entered into an Equity Purchase Agreement, whereby we will acquire all of the outstanding common stock of Jericho Associates, Inc. (“Jericho”), a company operating in the gaming, hospitality and entertainment industries, in exchange for 7,151,416 shares of our common stock which were contingently issued to the shareholders of Jericho.  In July 2017, an additional 481,000 shares were issued to shareholders of Jericho under the same contingencies as the original shares.  The Equity Purchase Agreement provided that by September 24, 2017, if the management of Jericho does not identify, and close at least one entity or business opportunity for acquisition, in order to supplement the Company’s current business operations, the shares issued as part of the agreement shall be returned to the Company and the transaction will be nullified.  On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017.  On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement until March 1, 2018.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 15, 2018), the Company’s Chief Executive Officer will cancel all but 550,000 shares of her common stock held (2,951,667 shares as of October 15, 2018), and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 15, 2018).

On August 19, 2018, Jericho announced that it had entered into an agreement to acquire all of the issued and outstanding shares of VegasWinners, Inc. a newly formed Nevada corporation  (the “Jericho/VegasWinners Transaction”). Vegas Winners, Inc. was incorporated in the State of Nevada to engage in the business of  providing sports gaming information, analysis, advice and predictions. The acquisition by Jericho is contingent on several factors, including the making of a loan of $300,000 to VegasWinners, Inc., obtaining a minimum of $1,100,000 in funding by Jericho to provide to VegasWinners, Inc. and certain VegasWinners, Inc. performance criteria. On October 18,2018,Jericho advanced $232,500 of the $300,000 interim loan to VegasWinners, Inc.

All of the issued and outstanding shares of VegasWinners, Inc will be acquired from, Wayne Allyn Root (“Root”), of Las Vegas, Nevada, the sole shareholder of VegasWinners, Inc., in exchange for 5 shares of Jericho.  Upon the closing of the Jericho/VegasWinners Transaction, the Company will issue to Root, 300,000 shares of the Company’s common stock in exchange for Root’s 5 common shares of Jericho.

Root is the Chief Executive Officer and President of Vegas Winners, Inc. and has entered into a three year employment agreement with VegasWinners, Inc.

In connection with acquisition of VegasWinners, Inc., Jericho has entered into a three year  Employment Agreement with Root, which provides that upon the closing of the Jericho VegasWinners Transaction, and the closing of the Registrants acquisition of Jericho, Root will become the Senior Vice President of Marketing, Media, Entertainment and Communications for Jericho.

We have never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Principal Services
Once the transaction with Jericho finalizes, the Company will operate three business divisions, which will be operated simultaneously and consist of the following:

The concrete leveling business will fabricate and market a concrete leveling service unit utilized in the concrete leveling industry. This unit secures to the back of a truck and consists of a mixing device to mix lime with water and a pumping device capable of pumping the mixture under pressure into pre-drilled holes in order to raise the level of any flat concrete surface.

The gaming and hospitality business will focus on casino gaming, hospitality, entertainment and leisure time industries, and will pursue opportunities in the tribal and commercial casino gaming industries, both in California and Nevada.  The Company will also operate in the casino gaming technology industry, and is seeking opportunities to partner, joint venture, or acquire companies developing casino games that combine traditional casino games with the challenge of video games and the playability of social games, meaning games that pit the player’s skill against the skill of another player as opposed to the casino itself.

The business of  providing sports gaming information, analysis, advice and predictions to the gaming industry and the general public, will be operated by VegasWinners, Inc..

Organization
As of October 15, 2018 we are comprised of the parent company Concrete Leveling Systems, Inc. Upon the closing of the acquisition of Jericho, Jericho will become a wholly owned subsidiary of the Company. Upon the closing of the Jericho/VegasWinners Transaction, Vegas Winners, Inc. will become a wholly owned subsidiary of Jericho.

Strategy
We intend to be structured as a concrete leveling services provider, a casino gaming, hospitality, and entertainment company, and a sports gaming information, analysis, advice and predictions business.We expect to partner with third parties in the casino and hospitality industries, which will also allow us to further develop and utilize our concrete leveling division, if we are able to enter into agreements that will result in the construction of any “brick and mortar” structures.  Our VegasWinners’ business will be operated as an independent part of our business.

Backlog
At July 31, 2018, we had no backlog.

Employees
As of July 31, 2018, we have 0 full time employees and 0 part time employees.

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

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal year ended July 31, 2018	High	Low

First Quarter	$4.75	$3.50
Second Quarter	$4.50	$1.63
Third Quarter	$6.00	$1.00
Fourth Quarter	$5.70	$2.67

Fiscal year ended July 31, 2017	High	Low

First Quarter	$2.50	$1.30
Second Quarter	$2.40	$1.61
Third Quarter	$2.80	$2.00
Fourth Quarter	$4.00	$1.52

Holders

As of September 30, 2018, there were 23 record holders of our common stock, and there were 14,027,834 shares of our common stock outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table provides selected financial data about us for the fiscal years ended July 31, 2018 and 2017. For detailed financial information, see the audited Financial Statements included in this report..

	Years Ended July 31,
	2018		2017
Balance Sheet Data:
Cash	$343		$0
Total assets	23,954		26,766
Total liabilities	290,215		291,672
Stockholders' deficit	266,261		264,906

Operating Data:
Revenues	2,840		743
Cost of Sales	1,821		200
Operating expenses	37,549		41,004
Net Income (loss)	$(36,841	) $	(39,878)

Overview

Concrete Leveling Systems, Inc. (“we”, “us”, “our” or the “Company”) was incorporated on August 28, 2007 in the State of Nevada. The Company's principal offices are located at 5046 East Boulevard Northwest, Canton, Ohio 44718. In Ohio, the Company does business under the trade name of CLS Fabricating, Inc. CLS has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 15, 2018), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of October 15, 2018), and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 15, 2018).  Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

Due to the Jericho acquisition, the Company will operate three business segments, which will be operated simultaneously and consist of the following:

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

The business of  providing sports gaming information, analysis, advice and predictions to the gaming industry and the general public, will be operated by VegasWinners, Inc..

Results of Operations

For the Years Ended July 31, 2018 and 2017

The Company generated $2,840 in revenue for the year ended July 31, 2018, which compares to revenue of $743 for the year ended July 31, 2017.  Our revenues increased during the year ended July 31, 2018 due to increased sales of our concrete leveling equipment and parts.

Cost of sales for the year ended July 31, 2018 was $1,821, which compares to cost of sales of $200 for the year ended July 31, 2017.  Our revenues increased during the year ended July 31, 2018, which resulted in a similar adjustment to our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the year ended July 31, 2018, were $37,549. This compares with operating expenses for the year ended July 31, 2017 of $41,004.   Our operating expenses decreased during the year ended July 31, 2018 due to a decrease in our professional fees.

As a result of the foregoing, we had a net loss of $36,841 for the year ended July 31, 2018. This compares with a net loss of $39,878 for the year ended July 31, 2017.

In its audited financial statements as of July 31, 2018, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of July 31, 2018, we had cash or cash equivalents of $343. As of July 31, 2017, we had cash or cash equivalents of $0.

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

Net cash used in operating activities for the year ended July 31, 2018 was $69,669. This compares to net cash used in operating activities of $28,224 for the year ended July 31, 2017. This change is primarily due to decreases in our accounts payable and accrued expenses.

Cash flows from investing activities were $0 for the year ended July 31, 2018 and $500 for the year ended July 31, 2017.  The change in cash flows from investing activities was primarily due to decreases in payments on notes receivable.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows provided by financing activities were $70,032 for the year ended July 31, 2018 which compares to cash flows provided by financing activities of $27,600 for the year ended July 31, 2017.  The change in cash flows provided by financing activities is due to an increase in advances from stockholders during the year ended July 31, 2018.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund both divisions of our business.

As of July 31, 2018, our total assets were $23,954 and our total liabilities were $290,215.  As of July 31, 2017, our total assets were $26,766 and our total liabilities were $291,672.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2018, our liabilities exceed our assets by $266,261.

The Company is of the opinion that funds received from sales of its service units and parts will provide a certain level of cash flow. Success will be dependent upon management’s ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Transactions

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Concrete Leveling Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Concrete Leveling Systems, Inc. (the “Company”) as of July 31, 2018 and 2017, and the related statements of income, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended July 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception. This factor, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit and Compliance, P.A.

We have served as the Company’s auditor since 2017.

Tampa, Florida
October 26, 2018

4806 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

Concrete Leveling Systems, Inc.
Balance Sheets
July 31, 2018 and 2017

	2018	2017
Assets

Current Assets
Cash in bank	$343	$-
Accounts receivable, net of allowance for doubtful accounts of $0 at July 31, 2018 and 2017	-	93
Current portion of notes receivable, net of allowance for loan losses of $4,078 at July 31, 2017	-	-
Interest receivable, net of collectability allowance of $1,267 at July 31, 2017	-	141
Inventory	23,611	23,688
Prepaid expenses and other current assets	-	200
Total Current Assets	23,954	24,122

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Other Assets
Notes receivable, net of current portion and allowance for loan losses of $19,724 at July 31, 2017	-	2,644

Total Assets	$23,954	$26,766

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Cash overdraft	$-	$20
Accounts payable	16,836	44,420
Accounts payable - stockholders	-	35,486
Advances - stockholders	187,032	117,000
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	8,458	16,857
Total Current Liabilities	290,215	291,672

Stockholders’ Equity (Deficit)
Common stock (par value $0.001) 100,000,000 shares authorized:
14,027,834 shares issued and outstanding at July 31, 2018 and 2017	14,027	14,027
Additional paid-in capital	433,209	397,723
Retained (deficit)	(713,497)	(676,656)
Total Stockholders’ (Deficit)	(266,261)	(264,906)

Total Liabilities and Stockholders’ (Deficit)	$23,954	$26,766

See notes to financial statements and report of independent registered public accounting firm.

Concrete Leveling Systems, Inc.
Statements of Income
For the Years Ended July 31, 2018 and 2017

	2018	2017

Parts sales	$2,840	$743

Cost of Sales	1,821	200

Gross Margin	1,019	543

Expenses
Selling, general and administrative	37,549	41,004

(Loss) from Operations	(36,530)	(40,461)

Other Income (Expense)
Interest income	723	1,541
Interest expense	(1,034)	(958)
Total Other Income (Expense)	(311)	583

Net (Loss) Before Income Taxes	(36,841)	(39,878)

Provision for Income Taxes	-	-

Net (Loss)	$(36,841)	$(39,878)

Net (Loss) per Share - Basic and Fully Diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

See notes to financial statements and report of independent registered public accounting firm.

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Equity (Deficit)
For the Years Ended July 31, 2018 and 2017

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance July 31, 2016	6,395,418	$6,395	$405,355	$(636,778)	$(225,028)

Issuance of contingent shares to Jericho	7,632,416	$7,632	$(7,632)	$-	-

Net (Loss)	-	-	-	(39,878)	(39,878)

Balance July 31, 2017	14,027,834	14,027	397,723	(676,656)	(264,906)

Capital contributed	-	-	35,486	-	35,486

Net (Loss)	-	-	-	(36,841)	(36,841)

Balance July 31, 2018	14,027,834	$14,027	$433,209	$(713,497)	$(266,261)

See notes to financial statements and report of independent registered public accounting firm.

 Concrete Leveling Systems, Inc.
 Statements of Cash Flows
 For the Years Ended July 31, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net (loss)	$(36,841)	$(39,878)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loan and interest losses write off	3,508	576
(Increase) in allowances for doubtful accounts and loan losses	(723)	-
Decrease in accounts receivable	93	124
(Increase) in interest receivable	-	(1,140)
Decrease (Increase) in inventory	77	(81)
Decrease in prepaid expenses	200	285
(Decrease) Increase in accounts payable	(27,584)	10,861
(Decrease) Increase in other accrued expenses	(8,399)	1,029
Net cash (used in) operating activities	(69,669)	(28,224)

Cash Flows from Investing Activities
Payments on notes receivable	-	500

Cash Flows from Financing Activities
Advances from stockholders	70,032	27,600

Net (decrease) in cash	363	(124)
Cash and equivalents - beginning	(20)	104
Cash and equivalents (Cash overdraft) - ending	$343	$(20)

Supplemental Disclosure of Cash Flows Information
Interest	$1,034	$958
Income Taxes	$-	$-

Non-Cash Financing Activities
During the year ended July 31, 2018, a stockholder forgave accounts payable of $35,486. This has been reflected as an increase in Additional Paid-In Capital.

See notes to financial statements and report of independent registered public accounting firm.

Concrete Leveling Systems, Inc.
Notes to Financial Statements
July 31, 2018 And 2017

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of July 31, 2018), the Company’s Chief Executive Officer will cancel all but 523,000 shares of common stock held (2,951,667 shares as of July 31, 2018), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of July 31, 2018). On August 13, 2018, the agreement with Jericho was amended to provide that the Chief Executive Officer would retain an additional 27,000 shares of common stock (total of 550,000) on the closing and that the Anti-dilution Right was eliminated.

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at July 31, 2018 and 2017.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $-0- for the years ended July 31, 2018, and 2017.

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

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost.  Depreciation is provided for by using the straight-      line and accelerated methods over the estimated useful lives of the respective assets.

Maintenance and repairs are charged to expense as incurred.  Major additions and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2018, current liabilities exceed current assets by $266,261, and total liabilities exceed total assets by $266,261.

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

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) was issued. The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance.

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

The Company will adopt this new standard effective for the year ending July 31, 2019, including interim periods within that reporting period, and shall disclose qualitative and quantitative information on all of the following in regard to our contract with a customer.

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
g.	Performance obligation in contracts with customers

The Company believes the effect on the current accounting policies will be immaterial as the current accounting for revenue from our customer contracts does not materially differ from the new standard.

NOTE 4 – NOTES RECEIVABLE

On January 31, 2018, the balance of the note and interest receivable totaling $2,857 were written off as uncollectable.

On July 31, 2017, the balance of the note receivable was $26,447, the interest rate was 6.00% and was due in monthly payments through April 2026.

Management had established an estimated allowance for loan losses and uncollectable interest income based on its experience with specific debtors, including payment history, condition and location of collateral, and estimated cost of resale. The allowances totaled $25,069 at July 31, 2017.

NOTE 5 - INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carry forwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

As of July 31, 2018, the Company had net operating loss carry forwards of approximately $555,239 that may be available to reduce future years’ taxable income in varying amounts through 2038.

The Company’s income tax returns are subject to examination by tax authorities. Generally, the statute of limitations related to the Company’s federal and state income tax return is three years from the date of filing. The state impact of any federal changes of prior years remains subject to examination for a period up to five years after formal notification to the states.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

Income taxes on continuing operations include the following:

	July 31, 2018	July 31, 2017

Currently payable	$0	$0
Deferred	0	0

Total	$0	$0

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	July 31, 2018		July 31, 2017
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$0	0%	$0	0%
Loss for financial reporting purposes without tax expense or benefit	(7,700)	(21)	(13,400)	(34)

Income taxes at statutory rate	$(7,700)	(21)%	$(13,400)	(34)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	July 31, 2018	July 31, 2017

Net operating loss carryforwards	$116,600	$181,400
Allowances for uncollectable accounts	0	8,800
Compensation and miscellaneous	3,200	5,300
Deferred tax assets	119,800	195,500
Valuation Allowance	(119,800)	(195,500)

Net deferred tax assets:	$0	$0

Tax periods ended July 31, 2014 through 2018 are subject to examination by major taxing authorities.

NOTE 6 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009, the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commissions are earned when the sale of a leveling unit is completed. Commission expense totaled $-0- for the years ended July 31, 2018 and 2017. The amount payable to the related party was $0 and $35,486 at July 31, 2018 and 2017.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both July 31, 2018 and 2017. Effective July 31, 2013, further interest accrual was waived by the noteholders.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $119,666 to the Company at various times between November 2012 and July 2018. The balances on the advances are $119,666 and $117,000 at July 31, 2018 and 2017, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $67,366 during the year ended July 31, 2018. This amount is still owed to the stockholder at July 31, 2018.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 25, 2018, the date the financial statements were available to be issued.

On August 19, 2018, Jericho announced that it had entered into an agreement to acquire all of the issued and outstanding shares of VegasWinners, Inc. a newly formed Nevada corporation (the “Jericho/VegasWinners Transaction”). VegasWinners, Inc. was incorporated in the State of Nevada to engage in the business of providing sports gaming information, analysis, advice and predictions. The acquisition by Jericho is contingent on several factors, including the making of a loan of $300,000 to VegasWinners, Inc., obtaining a minimum of $1,100,000 in funding by Jericho to provide to VegasWinners, Inc. and certain VegasWinners, Inc. performance criteria. On October 18, 2018, Jericho advanced $232,500 of the $300,000 interim loan to VegasWinners, Inc.

All of the issued and outstanding shares of VegasWinners, Inc will be acquired from, Wayne Allyn Root (“Root”), of Las Vegas, Nevada, the sole shareholder of VegasWinners, Inc., in exchange for 5 shares of Jericho.  Upon the closing of the Jericho/VegasWinners Transaction, the Company will issue to Root, 300,000 shares of the Company’s common stock in exchange for Root’s 5 common shares of Jericho.

Root is the Chief Executive Officer and President of Vegas Winners, Inc. and has entered into a three year employment agreement with VegasWinners, Inc.

In connection with acquisition of VegasWinners, Inc., Jericho has entered into a three year Employment Agreement with Root, which provides that upon the closing of the Jericho VegasWinners Transaction, and the closing of the Registrants acquisition of Jericho, Root will become the Senior Vice President of Marketing, Media, Entertainment and Communications for Jericho.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2018.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

The remediation efforts set out herein will be implemented in the 2018 and 2019 fiscal years.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the fiscal year ended July 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal year ended July 31, 2018.

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

ITEM 9B. OTHER INFORMATION

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Suzanne I. Barth	57	Director, Chief Executive Officer, Chief Financial Officer

Edward A. Barth	60	Director and President

Eugene H. Swearengin	64	Director and Secretary

Ronald J. Tassinari *	74	Director

Wayne Allyn Root **	57

*	Mr. Tassinari and Root will become a director and Chief Executive Officer upon the closing of the acquisition Of Jericho Associates, Inc.
**
Mr. Root is the Chief Executive Officer of VegasWinners, Inc. and will become the Senior Vice President of Marketing, Media, Entertainment and Communications of Jericho upon the closing of the VegasWinners/Jericho Transaction

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

Suzanne I. Barth, age 57, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 27 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

Edward A. Barth, age 60 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

Eugene H. Swearengin, age 64, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 38 years. He resides in North Canton, Ohio.

Ronald J. Tassinari, age 74, has been engaged in the gaming and hospitality industry for over thirty years.  He has served as Chairman and Chief Executive Officer of a publicly traded company (“Company”) that operated in the Tribal casino, and commercial casino related industries.

Specific projects developed by Mr. Tassinari and his associates include Table Mountain Casino, located in Friant, (adjacent to Fresno) California.  That Company, developed, expanded (three times), managed (1989 – 2000) the casino property and upgraded it from a 1600 Bingo hall into a major casino destination. Even today, that casino maintains a significant presence in Central California. It consists of a 250,000 square foot casino, 2,000 gaming machines, 50 table games, showroom, an 850-seat bingo hall, multiple restaurants, an Asian-game card room, and a Johnny Miller’s Signature 18 hole golf course, Eagle Springs; having gross revenues over $300m.

Under Mr. Tassinari’s leadership, that Company also developed an expansion of a mid size Tribal casino in northern California and provided casino gaming consulting services to that Tribe for three and a half years. Concurrently with those two projects, the Company provided an array of casino consulting services to many California Tribal casinos. Those services consisted of, but were not limited to:  implementation of internal control systems, set up of casino security and surveillance and training of security personnel, casino floor planning, layout, and training of dealers and floor personnel, and also casino cage set up and training of casino cashiers and accounting personnel.

Mr. Tassinari also led the purchase of Royal Reservations, Inc. (“Royal”) a company that established a dominant market presence as a successful Las Vegas inbound tourist service provider.  Unique to its services was the ability to manage the reservation and visitor amenity needs of incoming Las Vegas tourists. This was accomplished through that company’s developed relationships with Las Vegas hotels and casinos, tour operators, ground transportation operators and other service providers.  The influence and effectiveness of Royal’s 24-hour visitor center was a landmark business model in Las Vegas, as many gaming and hospitality properties were encouraged to bid against each other by offering better room rates,  special services, and unique amenities as incentives to Royal to steer targeted customers to their specific properties.

Presently, Mr. Tassinari is the CEO of Jericho Associates, Inc .and is conducting due diligence on a number of Tribal casino and commercial gaming projects. Jericho is also seeking companies developing new gaming technology and innovations.

Mr. Tassinari' prior experience includes over a decade of service with the Wall Street firms of Merrill Lynch, Pierce, Fenner & Smith, and A G Becker Securities.

Wayne Allyn Root, age 57, television sports handicapping career began in New York City on WNBC radio in New York City (now WFAN) in the early 1980s. He moved onto NBC "Source Radio Network" syndicated around the country in over 100 markets as a sports talk host. In the 2000s. He hosted “Wayne Allyn Root's Winning Edge”, a television show which promoted Mr. Root's sports handicapping business. Mr. Root is the author of several books, including: “The Zen of Gambling”, “Betting to Win on Sports” and “The King of Vegas' Guide to Gambling”.

Mr. Root is also political commentator, media personality, television and radio producer and talk show host. He is a politically conservative author, television producer and newspaper columnist. He is currently a talk radio host, syndicated nationally by USA Radio Network, and hosts a television program, “The Wayne Allyn Root Show”, which is syndicated by Newsmax TV.  From 2016 to the present, he has been a National Opinion Columnist with Las Vegas Review Journal. In 2008, Mr. Root was the nominee for Vice President of the United States for the Libertarian Party.

Mr. Root will devote a sufficient amount of his time to the businesses of the Registrant and VegasWinners, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs ($)	LTIP Payouts ($)	All Other Compen- sation ($)

Suzanne I. Barth, CEO	2017	$0.00	0.00	0.00	0.00	0.00	0.00	0.00
	2018	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

Edward A. Barth, President	2017	$0.00	0.00	0.00	0.00	0.00	0.00	0.00
	2018	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

Eugene H. Swearengin, Secretary	2017	$0.00	0.00	0.00	0.00	0.00	0.00	0.00
	2018	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of September 30, 2018, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 14,027,834 common shares were issued and outstanding as of September 30, 2018.  The address for all officers and directors is 5046 E. Boulevard, NW, Canton, OH 44718.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership (1)(2)	Percent of Class

Executive Officers and Directors:

Suzanne I. Barth, (5) Chief Executive Officer, Chief Financial Officer, Director	2,951,667	21.0%

Edward A. Barth, President and Director	879,167	6.3%

Eugene H. Swearengin	185,000	1.3. %

All Officers and Directors as a Group (three persons)	4,015,834	28.6%

Five Percent Stockholders:*

Ronald Tassinari (3) P.O. Box 81890 Las Vegas, NV 89180	2,201,145	15.7%

Jericho Partners, LLC (4) 33 Main St. Newtown, CN 06470	2,150,779	15.3%

*	Assumes there is a Closing of the Equity Purchase Agreement between the Company and Jericho Associates, Inc.
(1)	All ownership is beneficial and of record, unless indicated otherwise.
(2)	The Beneficial owner has sole voting and investment power with respect to the shares shown.
(3)	Consists of 2,189,351 owned by Ronald Tassinari and 11,794 owned by RT Two, LLC , a limited liability company that is controlled by Ronald Tassinari.
(4)	Jericho Partners, LLC is a single member limited liability company controlled by Robert Tassinari
(5)
Upon the Closing of the Equity Purchase Agreement, Suzanne Barth will contribute to the Company for cancellation, 2,401,667 shares, and will retain 550,000 of her shares.  The 550,000 shares will represent 5.2% of the shares outstanding upon such closing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $-0- for the years ended July 31, 2018 and 2017. The amount payable to the related party was $0 and $35,486 at July 31, 2018 and 2017.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both July 31, 2018 and 2017. Effective July 31, 2013, further interest accrual was waived by the noteholders.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $119,666 to the Company at various times between November 2012 and July 2018. The balances on the advances are $119,666 and $117,000 at July 31, 2018 and 2017, respectively. The advances carry no interest.

From June 5, 2017 through June 28, 2018, Jericho made loans to the Company totaling $67,366. The loans are repayable on demand.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Accell Audit & Compliance, PA, billed an aggregate of $25,000 the year ended July 31, 2018 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.  Our independent auditor, Accell Audit & Compliance, PA, billed an aggregate of $19,000 the year ended July 31, 2017 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS

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

Date: October 29, 2018

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

Date: October 29, 2018