Form 10-Q
period 2018-10-31
Concrete Leveling Systems Inc
filed 2018-12-14
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  14,027,834 shares of common stock outstanding as of December 10, 2018

CONCRETE LEVELING SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Balance Sheets
October 31 and July 31, 2018

	October 31, 2018	July 31, 2018
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$371	$343
Inventory	23,521	23,611
Total Current Assets	23,892	23,954

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Total Assets	$23,892	$23,954

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$16,836	$16,836
Advances - stockholders	205,203	187,032
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	8,450	8,458
Total Current Liabilities	308,378	290,215

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock (par value $0.001) 100,000,000 shares authorized:
14,027,834 shares issued and outstanding at October 31, 2018 and July 31, 2018	14,027	14,027
Additional paid-in capital	433,209	433,209
Retained (deficit)	(731,722)	(713,497)
Total Stockholders’ (Deficit)	(284,486)	(266,261)

Total Liabilities and Stockholders’ (Deficit)	$23,892	$23,954

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Three Months Ended October 31, 2018 and 2017

	3 Months Ended	3 Months Ended
	October 31, 2018	October 31, 2017
	(Unaudited)	(Unaudited)

Parts sales	$325	$265

Cost of Sales	111	90

Gross Margin	214	175

Expenses
Selling, general and administrative	18,177	24,311

(Loss) from Operations	(17,963)	(24,136)

Other Income (Expense)
Interest income	-	366
Interest expense	(262)	(257)
Total Other Income (Expense)	(262)	109

Net (Loss) Before Income Taxes	(18,225)	(24,027)

Provision for Income Taxes	-	-

Net (Loss)	$(18,225)	$(24,027)

Net (Loss) per Share - Basic and Fully Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Three Months Ended October 31, 2018 and 2017

	3 Months Ended	3 Months Ended
	October 31, 2018	October 31, 2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(18,225)	$(24,027)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in allowances for interest collectability	-	329
(Increase) in accounts receivable	-	(172)
(Increase) in interest receivable	-	(365)
Decrease in inventory	90	90
Decrease in prepaid expenses	-	200
Increase in accounts payable	-	22,332
(Decrease) Increase in other accrued expenses	(8)	697
Net cash (used in) operating activities	(18,143)	(916)

Cash Flows from Financing Activities
Advances from stockholders	18,171	1,000

Net increase in cash	28	84
Cash and equivalents - beginning	343	(20)

Cash and equivalents - ending	$371	$64

Supplemental Disclosure of Cash Flows Information
Interest	$	$257
Income Taxes	$-	$-

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Notes to Financial Statements (Unaudited)
October 31, 2018 and July 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ending July 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 29, 2018.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017. On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement to March 1, 2018. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 31, 2018), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of October 31, 2018), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 31, 2018). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

On August 19, 2018, Jericho announced that it had entered into an agreement to acquire all of the issued and outstanding shares of VegasWinners, Inc. a newly formed Nevada corporation (the “Jericho/VegasWinners Transaction”). Vegas Winners, Inc. was incorporated in the State of Nevada to engage in the business of providing sports gaming information, analysis, advice and predictions. The acquisition by Jericho is contingent on several factors, including the making of a loan of $300,000 to VegasWinners, Inc., obtaining a minimum of $1,100,000 in funding by Jericho to provide to VegasWinners, Inc. and certain VegasWinners, Inc. performance criteria. On October 18,2018, Jericho advanced $232,500 of the $300,000 interim loan to VegasWinners, Inc.

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

In connection with acquisition of VegasWinners, Inc., Jericho has entered into a three year Employment Agreement with Root, which provides that upon the closing of the Jericho VegasWinners Transaction, and the closing of the Registrants acquisition of Jericho, Root will become the Vice President of Marketing, Media, Entertainment and Communications for Jericho.

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

The business of providing sports gaming information, analysis, advice and predictions to the gaming industry and the general public, will be operated by VegasWinners, Inc.

Under Accounting Standards Codification (“ASC”) 718-10-25-20, Compensation – Stock Compensation, there is no accounting related to the potential acquisition other than the issuance of the contingent shares at par value because the performance measure is the acquisition of a company. The achievement of this measure is not probable until the business is acquired.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted the ASU on August 1, 2018, using the modified retrospective approach. The impact of adopting the ASU was not material to the financial statements.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at October 31 and July 31, 2018.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $-0- and $1,769 for the three months ended October 31, 2018 and 2017.

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

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2018, current liabilities exceed current assets by $284,486, and total liabilities exceed total assets by $284,486.

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

The Company has adopted this new standard using the modified retrospective approach effective for the year ending July 31, 2019, including interim periods within that reporting period, and shall disclose qualitative and quantitative information on all of the following in regard to our contract with a customer.

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
g.	Performance obligation in contracts with customers

The effect on the current accounting policies was immaterial as the previous accounting for revenue from our customer contracts did not materially differ from the new standard.

NOTE 4 - INCOME TAXES

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

As of October 31, 2018, the Company had net operating loss carry forwards of approximately $573,464 that may be available to reduce future years’ taxable income in varying amounts through 2039.

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

Income taxes on continuing operations include the following:

	October 31, 2018	July 31, 2018

Currently payable	$0	$0
Deferred	0	0

Total	$0	$0

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	October 31, 2018		July 31, 2018
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$0	0%	$0	0%
Loss for financial reporting purposes without tax expense or benefit	(3,800)	(21)	(7,700)	(21)

Income taxes at statutory rate	$(3,800)	(21)%	$(7,700)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	October 31, 2018	July 31, 2018

Net operating loss carryforwards	$120,400	$116,600
Allowances for uncollectable accounts	0	0
Compensation and miscellaneous	3,200	3,200
Deferred tax assets	123,600	119,800
Valuation Allowance	(123,600)	(119,800)

Net deferred tax assets	$0	$0

Tax periods ended July 31, 2014 through 2018 are subject to examination by major taxing authorities.

NOTE 5 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009, the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commissions are earned when the sale of a leveling unit is completed. Commission expense totaled $-0- for the three months ended October 31, 2018 and 2017. The amount payable to the related party was $0 at October 31 and July 31, 2018.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both October 31 and July 31, 2018. Effective July 31, 2013, further interest accrual was waived by the noteholders.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $120,166 to the Company at various times between November 2012 and October 2018. The balances on the advances are $120,166 and $119,166 at October 31 and July 31, 2018, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $85,037 at various times during the three months ended October 31, 2018 and the year ended July 31, 2018. This amount is still owed to the stockholder at October 31, 2018.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 14, 2018, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of October 31, 2018, and the results of operations for the three months ended October 31, 2018.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2018 and 2017.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017. On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement to March 1, 2018. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 31, 2018), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of October 31, 2018), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 31, 2018). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

On August 19, 2018, Jericho announced that it had entered into an agreement to acquire all of the issued and outstanding shares of VegasWinners, Inc. a newly formed Nevada corporation (the “Jericho/VegasWinners Transaction”). Vegas Winners, Inc. was incorporated in the State of Nevada to engage in the business of providing sports gaming information, analysis, advice and predictions. The acquisition by Jericho is contingent on several factors, including the making of a loan of $300,000 to VegasWinners, Inc., obtaining a minimum of $1,100,000 in funding by Jericho to provide to VegasWinners, Inc. and certain VegasWinners, Inc. performance criteria. On October 18,2018, Jericho advanced $232,500 of the $300,000 interim loan to VegasWinners, Inc.

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

In connection with acquisition of VegasWinners, Inc., Jericho has entered into a three year Employment Agreement with Root, which provides that upon the closing of the Jericho VegasWinners Transaction, and the closing of the Registrants acquisition of Jericho, Root will become the Vice President of Marketing, Media, Entertainment and Communications for Jericho.

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

The business of providing sports gaming information, analysis, advice and predictions to the gaming industry and the general public, will be operated by VegasWinners, Inc.

For the Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

The Company generated $325 in revenue for the three-month period ended October 31, 2018, which compares to revenue of $265 for the three-month period ended October 31, 2017.  Our revenues increased during the three-month period ended October 31, 2018 due to increased sales of our concrete leveling equipment and parts.

Cost of sales for the three-month period ended October 31, 2018 was $111, which compares to cost of sales of $90 for the three-month period ended October 31, 2017.  Our revenues increased during the three months ended October 31, 2018, which resulted in a similar increase in our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the three-month period ended October 31, 2018, were $18,177. This compares with operating expenses for the three-month period ended October 31, 2017 of $24,311.   Our operating expenses decreased during the three-month period ended October 31, 2018 due to a decrease in our professional fees.

As a result of the foregoing, we had a net loss of $18,225 for the three-month period ended October 31, 2018. This compares with a net loss of $24,027 for the three-month period ended October 31, 2017.

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

Liquidity and Capital Resources

As of October 31, 2018, we had cash or cash equivalents of $371. As of July 31, 2018, we had cash or cash equivalents of $343.

We believe that with our existing cash flows, we do not have sufficient cash to meet our operating requirements for the next twelve months.  We believe that with the addition of our gaming and hospitality business, we will begin to generate increased revenue over the 2019 fiscal year.  However, if our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of debt or equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities for the three months ended October 31, 2018 was $18,143. This compares to net cash used in operating activities of $916 for the three months ended October 31, 2017. This change is primarily due to a decrease in our accounts payable.

Cash flows provided by financing activities was $18,171 for the three-month period ended October 31, 2018 which compares to cash flows provided by financing activities of $1,000 for the three-month period ended October 31, 2017.  The change in cash flows provided by financing activities is due to an increase in advances from stockholders during the three-month period ended October 31, 2018.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of October 31, 2018, our total assets were $23,892 and our total liabilities were $308,378.  As of July 31, 2018, our total assets were $23,954 and our total liabilities were $290,215.

Critical Accounting Policies and Estimates

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations.

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to our management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2018, our liabilities exceed our assets by $284,486.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2018.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives;
(ii)	lack of a code of ethics;
(iii)	lack of a whistleblower policy;
(iv)	lack of an independent board of directors or board committees related to financial reporting; and
(iv)	lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the 2019 fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended October 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three month period ended October 31, 2018.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: October 14, 2018	By: /s/ Edward A. Barth
Edward A. Barth, Principal Executive Officer

Date: October 14, 2018	By: /s/ Suzanne I. Barth
Suzanne I. Barth, Principal Financial Officer