Form 10-Q
period 2019-01-31
Concrete Leveling Systems Inc
filed 2019-03-11
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  14,027,834 shares of common stock outstanding as of March 1, 2019

CONCRETE LEVELING SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Balance Sheets
January 31, 2019 and July 31, 2018

	January 31, 2019	July 31, 2018
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$362	$343
Inventory	23,420	23,611
Prepaid expenses and other current assets	2,156	-
Total Current Assets	25,938	23,954

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Total Assets	$25,938	$23,954

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$19,836	$16,836
Advances - stockholders	211,587	187,032
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	8,410	8,458
Total Current Liabilities	317,722	290,215

Stockholders’ Equity (Deficit)
Common stock (par value $0.001)
100,000,000 shares authorized:
14,027,834 shares issued and outstanding at January 31, 2019 and July 31, 2018	14,027	14,027
Additional paid-in capital	433,209	433,209
Retained (deficit)	(739,020)	(713,497)
Total Stockholders’ Equity (Deficit)	(291,784)	(266,261)

Total Liabilities and Stockholders’ Equity (Deficit)	$25,938	$23,954

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Income
For the Three and Six Months Ended January 31, 2019

	3 Months Ended	6 Months Ended
	January 31, 2019	January 31, 2019
	(Unaudited)	(Unaudited)

Equipment and parts sales	$300	$625

Cost of Sales	101	212

Gross Margin	199	413

Expenses
Selling, general and administration	7,236	25,413

(Loss) from Operations	(7,037)	(25,000)

Other (Expense)
Interest expense	(261)	(523)
Total Other Income (Expense)	(261)	(523)

Net (Loss) Before Income Taxes	(7,298)	(25,523)

Provision for Income Taxes	-	-

Net (Loss)	$(7,298)	$(25,523)

Net (Loss) per Share - Basic and Fully Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

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

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Six Months Ended January 31, 2019 and 2018

	January 31, 2019	January 31, 2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(25,523)	$(32,502)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loan and interest losses write off	-	3,508
(Increase) in allowances for doubtful accounts and loan losses	-	(723)
Decrease in accounts receivable	-	93
Decrease in inventory	191	90
(Increase) Decrease in prepaid expenses and other current assets	(2,156)	200
Increase (Decrease) in accounts payable	3,000	(25,590)
(Decrease) in other accrued expenses	(48)	(7,618)
Net cash from (used by) operating activities	(24,536)	(62,542)

Cash Flows from Financing Activities
Advances from stockholders	24,555	64,344

Net increase in cash	19	1,802
Cash and equivalents/Cash overdraft - beginning	343	(20)

Cash and equivalents - ending	$362	$1,782

Supplemental Disclosure of Cash Flows Information
Interest	$523	$520
Income Taxes	$-	$-

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Notes to Financial Statements
January 31, 2019 and July 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the year ending July 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 29, 2018.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017. On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement to March 1, 2018. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of January 31, 2019), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of January 31, 2019), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of January 31, 2019). On August 13, 2018, the Chief Executive Officer and Jericho agreed that the Chief Executive Officer would retain an additional 27,000 shares of common stock in consideration of the elimination of the non-dilution right.

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

All of the issued and outstanding shares of VegasWinners, Inc. will be acquired from, Wayne Allyn Root (“Root”), of Las Vegas, Nevada, the sole shareholder of VegasWinners, Inc., in exchange for 5 shares of Jericho.  Upon the closing of the Jericho/VegasWinners Transaction, the Company will issue to Root, 300,000 shares of the Company’s common stock in exchange for Root’s 5 common shares of Jericho.

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

1)
The concrete leveling division of the business will fabricate and market a concrete leveling service unit utilized in the concrete leveling industry. This unit secures to the back of a truck and consists of a mixing device to mix lime with water and a pumping device capable of pumping the mixture under pressure into pre-drilled holes in order to raise the level of any flat concrete surface.

2)
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

3)	The business of providing sports gaming information, analysis, advice and predictions to the gaming industry and the general public, will be operated by VegasWinners, Inc.

Under Accounting Standards Codification (“ASC”) 718-10-25-20, Compensation – Stock Compensation, there is no accounting related to the potential acquisition other than the issuance of the contingent shares at par value because the performance measure is the acquisition of a company. The achievement of this measure is not probable until the business is acquired.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in the U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirement for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainly of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted ASC 606 effective August 1, 2018, using the modified retrospective method. There was no impact to the opening balance of reinvested earnings as of August 1, 2018.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at January 31, 2019 and July 31, 2018.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $463 and $1,769 for the six months ended January 31, 2019 and 2018.

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

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2019, current liabilities exceed current assets by $291,784, and total liabilities exceed total assets by $291,784.

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

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements expected to have a material impact on the Company.

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

As of January 31, 2019, the Company had net operating loss carry forwards of approximately $580,762 that may be available to reduce future years’ taxable income in varying amounts through 2039.

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

Income taxes on continuing operations include the following:

	January 31, 2019	July 31, 2018

Currently payable	$0	$0
Deferred	0	0

Total	$0	$0

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	January 31, 2019		July 31, 2018
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$0	0%	$0	0%
Loss for financial reporting purposes without tax expense or benefit	(5,300)	(21)	(7,700)	(21)

Income taxes at statutory rate	$(5,300)	(21)%	$(7,700)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	January 31, 2019	July 31, 2018

Net operating loss carryforwards	$121,900	$116,600
Compensation and miscellaneous	3,200	3,200
Deferred tax assets	125,100	119,800
Valuation Allowance	(125,100)	(119,800)

Net deferred tax assets	$0	$0

Tax periods ended July 31, 2014 through 2018 are subject to examination by major taxing authorities.

NOTE 5 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009, the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commissions are earned when the sale of a leveling unit is completed. Commission expense totaled $-0- for the six months ended January 31, 2019 and 2018. The amount payable to the related party was $0 at January 31, 2019 and July 31, 2018.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both January 31, 2019 and July 31, 2018. Effective July 31, 2013, further interest accrual was waived by the noteholders.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $120,466 to the Company at various times between November 2012 and January 2019. The balances on the advances are $120,466 and $119,166 at January 31, 2019 and July 31, 2018, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $91,121 at various times during the six months ended January 31, 2019 and the year ended July 31, 2018. The balances on these advances are $91,121 and $67,866 at January 31, 2019 and July 31, 2018, respectively. The advances carry no interest.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 10, 2019, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of January 31, 2019, and the results of operations for the three and six months ended January 31, 2019.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2018 and 2017.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017. On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement to March 1, 2018. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of January 31, 2019), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of January 31, 2019), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of January 31, 2019). On August 13, 2018, the Chief Executive Officer and Jericho agreed that the Chief Executive Officer would retain an additional 27,000 shares of common stock in consideration of the elimination of the non-dilution right.

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

All of the issued and outstanding shares of VegasWinners, Inc. will be acquired from, Wayne Allyn Root (“Root”), of Las Vegas, Nevada, the sole shareholder of VegasWinners, Inc., in exchange for 5 shares of Jericho.  Upon the closing of the Jericho/VegasWinners Transaction, the Company will issue to Root, 300,000 shares of the Company’s common stock in exchange for Root’s 5 common shares of Jericho.

Root is the Chief Executive Officer and President of Vegas Winners, Inc. and has entered into a three year employment agreement with VegasWinners, Inc.

In connection with acquisition of VegasWinners, Inc., Jericho has entered into a three year Employment Agreement with Root, which provides that upon the closing of the Jericho VegasWinners Transaction, and the closing of the Registrant’s acquisition of Jericho, Root will become the Vice President of Marketing, Media, Entertainment and Communications for Jericho.

Due to the Jericho acquisition, the Company will operate three business segments, which will be operated simultaneously and consist of the following:

1)
The concrete leveling division of the business will fabricate and market a concrete leveling service unit utilized in the concrete leveling industry. This unit secures to the back of a truck and consists of a mixing device to mix lime with water and a pumping device capable of pumping the mixture under pressure into pre-drilled holes in order to raise the level of any flat concrete surface.

2)
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

3)	The business of providing sports gaming information, analysis, advice and predictions to the gaming industry and the general public, will be operated by VegasWinners, Inc.

For the Three and Six Months Ended January 31, 2019 Compared to the Three and Six Months Ended January 31, 2018

The Company generated $300 in revenue for the three-month period ended January 31, 2019, which compares to revenue of $1,745 for the three-month period ended January 31, 2018.  Our revenues decreased during the three-month period ended January 31, 2019 due to decreased sales of our concrete leveling equipment and parts due to a decrease in our marketing efforts in this area.

The Company generated $625 in revenue for the six-month period ended January 31, 2019, which compares to revenue of $2,010 for the six-month period ended January 31, 2018.  Our revenues decreased during the six-month period ended January 31, 2019 due to decreased sales of our concrete leveling equipment and parts due to a decrease in our marketing efforts in this area.

Cost of sales for the three-month period ended January 31, 2019 was $101, which compares to cost of sales of $1,370 for the three-month period ended January 31, 2018.  Our revenues decreased during the three months ended January 31, 2018, which resulted in a similar decrease in our cost of sales during the period.

Cost of sales for the six-month period ended January 31, 2019 was $212, which compares to cost of sales of $1,460 for the six-month period ended January 31, 2018.  Our revenues decreased during the six months ended January 31, 2019, which resulted in a similar decrease in our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the three-month period ended January 31, 2019, were $7,236. This compares with operating expenses for the three-month period ended January 31, 2018 of $8,947. Our operating expenses decreased during the three-month period ended January 31, 2019 due to a decrease in our professional fees.

Operating expenses for the six-month period ended January 31, 2019, were $25,413. This compares with operating expenses for the six-month period ended January 31, 2018 of $33,255.   Our operating expenses decreased during the six-month period ended January 31, 2019 due to a decrease in our professional fees.

As a result of the foregoing, we had a net loss of $7,298 for the three-month period ended January 31, 2019. This compares with a net loss of $8,477 for the three-month period ended January 31, 2018.

As a result of the foregoing, we had a net loss of $25,523 for the six-month period ended January 31, 2019. This compares with a net loss of $32,502 for the six-month period ended January 31, 2018.

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

Liquidity and Capital Resources

As of January 31, 2019, we had cash or cash equivalents of $362. As of July 31, 2018, we had cash or cash equivalents of $343.

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

Net cash used in operating activities for the six months ended January 31, 2019 was $24,536. This compares to net cash used in operating activities of $65,542 for the six months ended January 31, 2018. This change is primarily due to a decrease in our accounts payable.

Cash flows provided by financing activities was $24,555 for the six-month period ended January 31, 2019 which compares to cash flows provided by financing activities of $64,344 for the six-month period ended January 31, 2018.  The change in cash flows provided by financing activities is due to a decrease in advances from stockholders during the six-month period ended January 31, 2018.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of January 31, 2019, our total assets were $25,938 and our total liabilities were $317,722.  As of July 31, 2018, our total assets were $23,954 and our total liabilities were $290,215.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2019, our liabilities exceed our assets by $291,784.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2019.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives;
(ii)	lack of a code of ethics;
(iii)	lack of a whistleblower policy;
(iv)	lack of an independent board of directors or board committees related to financial reporting; and
(iv)	lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the 2020 fiscal years, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

The remediation efforts set out herein will be implemented in the 2019 and 2020 fiscal years.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended January 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three month period ended January 31, 2019.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: March 11, 2019	By: /s/ Edward A. Barth
Edward A. Barth, Principal Executive Officer

Date: March 11, 2019	By: /s/ Suzanne I. Barth
Suzanne I. Barth, Principal Financial Officer