Form 10-Q
period 2019-04-30
Concrete Leveling Systems Inc
filed 2019-06-13
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ______________ to ______________

Commission file number 000-53048

Concrete Leveling Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0851977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5046 E. Boulevard, NW, Canton, OH	44718
(Address of principal executive offices)	(Zip Code)

(330) 966-8120
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock	CLEV	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of June 10, 2019

CONCRETE LEVELING SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Condensed Balance Sheets
April 30, 2019 and July 31, 2018

	April 30, 2019	July 31, 2018
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$244	$343
Inventory	23,370	23,611
Prepaid expenses and other current assets	1,437	-
Total Current Assets	25,051	23,954

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Total Assets	$25,051	$23,954

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$16,836	$16,836
Advances - stockholders	220,420	187,032
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	8,515	8,458
Total Current Liabilities	323,660	290,215

Stockholders’ Equity (Deficit)
Common stock (par value $0.001) 100,000,000 shares authorized:
14,027,834 shares issued and outstanding at April 30, 2019 and July 31, 2018	14,027	14,027
Additional paid-in capital	433,209	433,209
Retained (deficit)	(745,845)	(713,497)
Total Stockholders’ Equity (Deficit)	(298,609)	(266,261)

Total Liabilities and Stockholders’ Equity (Deficit)	$25,051	$23,954

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Condensed Statements of Operations
For the Three and Nine Months Ended April 30, 2019

	3 Months Ended	9 Months Ended
	April 30, 2019	April 30, 2019
	(Unaudited)	(Unaudited)

Equipment and parts sales	$110	$735

Cost of Sales	50	261

Gross Margin	60	474

Expenses
Selling, general and administration	6,628	32,041

(Loss) from Operations	(6,568)	(31,567)

Other (Expense)
Interest expense	(258)	(781)
Total Other Income (Expense)	(258)	(781)

Net (Loss) Before Income Taxes	(6,826)	(32,348)

Provision for Income Taxes	-	-

Net (Loss)	$(6,826)	$(32,348)

Net (Loss) per Share - Basic and Fully Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Condensed Statements of Operations
For the Three and Nine Months Ended April 30, 2018

	3 Months Ended	9 Months Ended
	April 30, 2018	April 30, 2018
	(Unaudited)	(Unaudited)

Equipment and parts sales	$600	$2,610

Cost of Sales	211	1,671

Gross Margin	389	939

Expenses
Selling, general and administration	2,613	35,868

(Loss) from Operations	(2,224)	(34,929)

Other Income (Expense)
Interest income	-	723
Interest expense	(254)	(774)
Total Other Income (Expense)	(254)	(51)

Net (Loss) Before Income Taxes	(2,478)	(34,980)

Provision for Income Taxes	-	-

Net (Loss)	$(2,478)	$(34,980)

Net (Loss) per Share - Basic and Fully Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Condensed Statements of Stockholders’ Equity (Deficit)
For the Year Ended July 31, 2018 and the Nine Months Ended April 30, 2019

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance July 31, 2017	14,027,834	$14,027	$397,723	$(676,656)	$(264,906)

Capital contributed	-	-	35,486	-	35,486

Net (Loss)	-	-	-	(34,980)	(34,980)

Balance April 30, 2018	14,027,834	$14,027	$433,209	$(711,636)	$(264,400)

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance July 31, 2018	14,027,834	$14,027	$433,209	$(713,497)	$(266,261)

Net (Loss)	-	-	-	(32,348)	(32,348)

Balance April 30, 2019	14,027,834	$14,027	$433,209	$(745,845)	$(298,609)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended April 30, 2019 and 2018

	April 30, 2019	April 30, 2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(32,348)	$(34,980)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loan and interest losses write off	-	3,508
(Increase) in allowances for doubtful accounts and loan losses	-	(723)
(Increase) in accounts receivable	-	(207)
Decrease (Increase) in inventory	241	(73)
(Increase) Decrease in prepaid expenses and other current assets	(1,437)	200
(Decrease) in accounts payable	-	(27,227)
Increase (Decrease) in other accrued expenses	58	(8,048)
Net cash from (used by) operating activities	(33,486)	(67,550)

Cash Flows from Financing Activities
Advances from stockholders	33,387	67,902
Net cash from financing activities	33,387	67,902

Net (Decrease) increase in cash	(99)	352
Cash and equivalents/Cash overdraft - beginning	343	(20)
Cash and equivalents - ending	$244	$332

Supplemental Disclosure of Cash Flows Information
Interest	$781	$774
Income Taxes	$-	$-

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Notes to Financial Statements
April 30, 2019 and July 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending July 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 29, 2018.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017. On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement to March 1, 2018. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of April 30, 2019), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of April 30, 2019), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of April 30, 2019). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

All of the issued and outstanding shares of VegasWinners, Inc. will be acquired from, Wayne Allyn Root (“Root”), of Las Vegas, Nevada, the sole shareholder of VegasWinners, Inc., in exchange for 5 shares of Jericho.  Upon the closing of the Jericho/VegasWinners Transaction, the Company will issue to Root, 30,000 shares of the Company’s common stock in exchange for Root’s 5 common shares of Jericho.

Root is the Chief Executive Officer and President of Vegas Winners, Inc. and has entered into a three year employment agreement with VegasWinners, Inc.

In connection with the acquisition of VegasWinners, Inc., Jericho has entered into a three year Employment Agreement with Root, which provides that upon the closing of the Jericho VegasWinners Transaction, and the closing of the Registrants acquisition of Jericho, Root will become the Vice President of Marketing, Media, Entertainment and Communications for Jericho.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in the U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirement for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainly of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted ASC 606 effective August 1, 2018, using the modified retrospective method. There was no impact to the opening balance of reinvested earnings as of August 1, 2018.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at April 30, 2019 and July 31, 2018.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $1,202 and $3,611 for the nine months ended April 30, 2019 and 2018.

Inventories

Inventories, which consist of parts and work in progress, are recorded at the lower of first-in first-out cost or net realizable value (estimated selling price less costs of completion, disposal and transportation).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

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

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2019, current liabilities exceed current assets by $298,609, and total liabilities exceed total assets by $298,609.

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

As of April 30, 2019, the Company had net operating loss carry forwards of approximately $587,637 that may be available to reduce future years’ taxable income in varying amounts through 2039.

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

Income taxes on continuing operations include the following:

	April 30, 2019	July 31, 2018

Currently payable	$0	$0
Deferred	0	0

Total	$0	$0

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	April 30, 2019		July 31, 2018
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$0	0%	$0	0%
Loss for financial reporting purposes without tax expense or benefit	(6,800)	(21)	(7,700)	(21)

Income taxes at statutory rate	$(6,800)	(21)%	$(7,700)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	April 30, 2019	July 31, 2018

Net operating loss carryforwards	$123,400	$116,600
Compensation and miscellaneous	3,200	3,200
Deferred tax assets	126,600	119,800
Valuation Allowance	(126,600)	(119,800)

Net deferred tax assets	$0	$0

Tax periods ended July 31, 2014 through 2018 are subject to examination by major taxing authorities.

NOTE 5 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009, the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commissions are earned when the sale of a leveling unit is completed. Commission expense totaled $-0- for the nine months ended April 30, 2019 and 2018. The amount payable to the related party was $0 at April 30, 2019 and July 31, 2018.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both April 30, 2019 and July 31, 2018. Effective July 31, 2013, further interest accrual was waived by the noteholders.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $120,866 to the Company at various times between November 2012 and April 2019. The balances on the advances are $120,866 and $119,166 at April 30, 2019 and July 31, 2018, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $99,554 at various times during the nine months ended April 30, 2019 and the year ended July 31, 2018. The balances on these advances are $99,554 and $67,866 at April 30, 2019 and July 31, 2018, respectively. The advances carry no interest.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through June 12, 2019, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of April 30, 2019, and the results of operations for the three and nine months ended April 30, 2019.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2018 and 2017.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017. On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement to March 1, 2018. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of April 30, 2019), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of April 30, 2019), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of April 30, 2019). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

All of the issued and outstanding shares of VegasWinners, Inc. will be acquired from, Wayne Allyn Root (“Root”), of Las Vegas, Nevada, the sole shareholder of VegasWinners, Inc., in exchange for 5 shares of Jericho.  Upon the closing of the Jericho/VegasWinners Transaction, the Company will issue to Root, 30,000 shares of the Company’s common stock in exchange for Root’s 5 common shares of Jericho.

Root is the Chief Executive Officer and President of Vegas Winners, Inc. and has entered into a three year employment agreement with VegasWinners, Inc.

In connection with the acquisition of VegasWinners, Inc., Jericho has entered into a three year Employment Agreement with Root, which provides that upon the closing of the Jericho VegasWinners Transaction, and the closing of the Registrant’s acquisition of Jericho, Root will become the Vice President of Marketing, Media, Entertainment and Communications for Jericho.

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

For the Three and Nine Months Ended April 30, 2019 Compared to the Three and Nine Months Ended April 30, 2018

The Company generated $110 in revenue for the three-month period ended April 30, 2019, which compares to revenue of $600 for the three-month period ended April 30, 2018.  Our revenues decreased during the three-month period ended April 30, 2019 due to decreased sales of our concrete leveling equipment and parts due to a decrease in our marketing efforts in this area.

The Company generated $735 in revenue for the nine-month period ended April 30, 2019, which compares to revenue of $2,610 for the nine-month period ended April 30, 2018.  Our revenues decreased during the nine-month period ended April 30, 2019 due to decreased sales of our concrete leveling equipment and parts due to a decrease in our marketing efforts in this area.

Cost of sales for the three-month period ended April 30, 2019 was $50, which compares to cost of sales of $211 for the three-month period ended April 30, 2018.  Our revenues decreased during the three months ended April 30, 2019, which resulted in a similar decrease in our cost of sales during the period.

Cost of sales for the nine-month period ended April 30, 2019 was $261, which compares to cost of sales of $1,671 for the nine-month period ended April 30, 2018.  Our revenues decreased during the nine months ended April 30, 2019, which resulted in a similar decrease in our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the three-month period ended April 30, 2019, were $6,628. This compares with operating expenses for the three-month period ended April 30, 2018 of $2,613. Our operating expenses increased during the three-month period ended April 30, 2019 due to an increase in our professional fees.

Operating expenses for the nine-month period ended April 30, 2019, were $32,041. This compares with operating expenses for the nine-month period ended April 30, 2018 of $35,868.   Our operating expenses decreased during the nine-month period ended April 30, 2019 due to a decrease in our professional fees.

As a result of the foregoing, we had a net loss of $6,826 for the three-month period ended April 30, 2019. This compares with a net loss of $2,478 for the three-month period ended April 30, 2018.

As a result of the foregoing, we had a net loss of $32,348 for the nine-month period ended April 30, 2019. This compares with a net loss of $34,980 for the nine-month period ended April 30, 2018.

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

Liquidity and Capital Resources

As of April 30, 2019, we had cash or cash equivalents of $244. As of July 31, 2018, we had cash or cash equivalents of $343.

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

Net cash used in operating activities for the nine months ended April 30, 2019 was $33,486. This compares to net cash used in operating activities of $67,550 for the nine months ended April 30, 2018. This change is primarily due to there being no change in accounts payable during fiscal year 2019 to date.

Cash flows provided by financing activities was $33,387 for the nine-month period ended April 30, 2019 which compares to cash flows provided by financing activities of $67,902 for the nine-month period ended April 30, 2018.  The change in cash flows provided by financing activities is due to a decrease in advances from stockholders during the nine-month period ended April 30, 2019.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of April 30, 2019, our total assets were $25,051 and our total liabilities were $323,660.  As of July 31, 2018, our total assets were $23,954 and our total liabilities were $290,215.

Critical Accounting Policies and Estimates

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our financial position, results of operations and cash flows in the first note to our financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2019, our liabilities exceed our assets by $298,609.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended April 30, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three month period ended April 30, 2019.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: June 13, 2019	By: /s/ Edward A. Barth
Edward A. Barth, Principal Executive Officer

Date: June 13, 2019	By: /s/ Suzanne I. Barth
Suzanne I. Barth, Principal Financial Officer