Form 10-K
period 2019-07-31
Concrete Leveling Systems Inc
filed 2019-10-29
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

☒ ☐
Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the year ended July 31, 2019

Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 000-53048

CONCRETE LEVELING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0851977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5046 E. Boulevard, NW, Canton, OH	44719
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 966-8120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 per share par value

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐  Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

As of January 31, 2019, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to January 31, 2019, was approximately $5,274,681.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 28, 2019, the registrant had 14,027,834 shares of common stock issued and outstanding.  Market value based on a closing price of $3.04 is $45,590,461

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of July 31, 2019 and the results of operations for the years ended July 31, 2019 and 2018.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”). TheLLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gamingequipment on a shared profit basis. The contemplated over $300 million  project, is in the process of regulatory review, finalization of closing documents, and completion of financing. Notwithstanding the identification of the business opportunity the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project.

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

On August  21, 2018, Jericho announced that it had entered into an agreement to acquire all of the issued and outstanding shares of VegasWinners, Inc. a newly formed Nevada corporation  (the “Jericho/VegasWinners Transaction”). Vegas Winners, Inc. was incorporated in the State of Nevada to engage in the business of  providing sports gaming information, analysis, advice and predictions. The acquisition by Jericho  was contingent on several factors, including  Jericho obtaining a minimum of $1,100,000 in funding by Jericho to provide to VegasWinners, Inc. and certain VegasWinners, Inc. performance criteria. On October 18,2018,Jericho advanced $232,500 of the $300,000 interim loan to VegasWinners, Inc. There was no Closing of the Jericho/Vegas Winners Transaction as certain conditions to the Closing were not met.

Jericho and Vegas Winners are negotiating a new arrangement, but there can be no assurance that a new arrangement between Jericho and Vegas Winners will be consummated.

We have never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Principal Services

Once the transaction with Jericho finalizes, the Company will operate two business divisions, which will be operated simultaneously and consist of the following:

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

Organization

As of October 28, 2019 we comprised of the parent company Concrete Leveling Systems, Inc. Upon the closing of the acquisition of Jericho, Jericho will become a wholly owned subsidiary of the Company.

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

Backlog

At July 31, 2019, we had no backlog.

Employees

As of July 31, 2019, we have 0 full time employees and 0 part time employees.

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

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company operations are currently being conducted out of the Company office located at 5046 E. Boulevard, NW Canton, OH 44718, and consists of approximately 2,500 square feet.  The Company is provided with this commercial location rent free from the Company’s President, Edward A. Barth.  The Company considers that the current principal office space arrangement is adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal year ended July 31, 2019	High	Low

First Quarter	$4.95	$2.25
Second Quarter	$3.50	$1.51
Third Quarter	$5.25	$1.00
Fourth Quarter	$4.80	$2.76

Fiscal year ended July 31, 2018	High	Low

First Quarter	$4.75	$3.50
Second Quarter	$4.50	$1.63
Third Quarter	$6.00	$1.00
Fourth Quarter	$5.70	$2.67

Holders

As of October 28, 2019, there were 33 record holders of our common stock, and there were 14,027,834 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal years ended July 31, 2019 and 2018. For detailed financial information, see the audited Financial Statements included in this report..

	Years Ended July 31,
	2019	2018
Balance Sheet Data:
Cash	$48	$343
Total assets	24,696	23,954
Total liabilities	330,401	290,215
Stockholders' deficit	305,705	266,261

Operating Data:
Revenues	1,435	2,840
Cost of Sales	402	1,821
Operating expenses	39,430	37,549
Net loss	$(39,444)	$(36,841)

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

On August 21, 2018, Jericho announced that it had entered into an agreement to acquire all of the issued and outstanding shares of VegasWinners, Inc. a newly formed Nevada corporation (the “Jericho/VegasWinners Transaction”). Vegas Winners, Inc. was incorporated in the State of Nevada to engage in the business of providing sports gaming information, analysis, advice and predictions. The acquisition by Jericho  was contingent on several factors, including Jericho, obtaining a minimum of $1,100,000 in funding by Jericho to provide to VegasWinners, Inc. and certain VegasWinners, Inc. performance criteria. On October 18, 2018, Jericho advanced $232,500 of the $300,000 interim loan to VegasWinners, Inc.There was no Closing of the Jericho/Vegas Winners Transaction as certain conditions to the Closing were not met.

Jericho and Vegas Winners are negotiating a new arrangement, but there can be no assurance that a new arrangement between Jericho and vegas Winners will be consummated.

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of July 31, 2019), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of July 31, 2019), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of July 31, 2019). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated

Due to the merger, the Company will now operate two business divisions, which will be operated simultaneously and consist of the following:

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

Results of Operations

For the Year Ended July 31, 2019 Compared to the Year Ended July 31, 2018

The Company generated $1,435 in revenue for the year ended July 31, 2019, which compares to revenue of $2,840 for the year ended July 31, 2018.  Our revenues decreased during the year ended July 31, 2019 due to decreased sales of our concrete leveling parts due to a decrease in our marketing efforts in this area.

Cost of sales for the year ended July 31, 2019 was $402, which compares to cost of sales of $1,821 for the year ended July 31, 2018.  Our revenues decreased during the year ended July 31, 2019, which resulted in a similar decrease in our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the year ended July 31, 2019, were $39,430. This compares with operating expenses for the year ended July 31, 2018 of $37,549. Our operating expenses increased during the year ended July 31, 2019 due to an increase in our administrative expenses.

As a result of the foregoing, we had a net loss of $39,444 for the year ended July 31, 2019. This compares with a net loss of $36,841 for the year ended July 31, 2018.

In its audited financial statements as of July 31, 2019, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of July 31, 2019, we had cash or cash equivalents of $48. As of July 31, 2018, we had cash or cash equivalents of $343.

We believe that with our existing cash flows, we do not have sufficient cash to meet our operating requirements for the next twelve months.  We believe that with the addition of our gaming and hospitality business, we will begin to generate increased revenue over the 2020 fiscal year.  However, if our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of debt or equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities for the year ended July 31, 2019 was $40,474. This compares to net cash used in operating activities of $69,669 for the year ended July 31, 2018. This change is primarily due to a decrease in accounts payable during the year ended July 31, 2018.

Cash flows provided by financing activities were $40,179 for the year ended July 31, 2019 which compares to cash flows provided by financing activities of $70,032 for the year ended July 31, 2018.  The change in cash flows provided by financing activities is due to a decrease in advances from stockholders during the year ended July 31, 2019.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of July 31, 2019, our total assets were $24,696 and our total liabilities were $330,401.  As of July 31, 2018, our total assets were $23,954 and our total liabilities were $290,215.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2019, our liabilities exceed our assets by $305,705.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Concrete Leveling Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Concrete Leveling Systems, Inc. (the “Company”) as of July 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to  perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained substantial operating losses since its inception. This factor, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit and Compliance, P.A.

We have served as the Company’s auditor since 2017.

Tampa, Florida
October 28, 2019

4806 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

Concrete Leveling Systems, Inc.
Balance Sheets
July 31, 2019 and 2018

	2019	2018
Assets

Current Assets
Cash in bank	$48	$343
Accounts receivable, net	700	-
Inventory	23,230	23,611
Prepaid expenses and other current assets	718	-
Total Current Assets	24,696	23,954

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Total Assets	$24,696	$23,954

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$16,836	$16,836
Advances - stockholders	227,211	187,032
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	8,465	8,458
Total Current Liabilities	330,401	290,215

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Retained (deficit)	(752,941)	(713,497)
Total Stockholders’ Deficit	(305,705)	(266,261)

Total Liabilities and Stockholders’ Deficit	$24,696	$23,954

See notes to financial statements and report of independent registered public accounting firm.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Years Ended July 31, 2019 and 2018

	2019	2018

Equipment and parts sales	$1,435	$2,840

Cost of Sales	402	1,821

Gross Margin	1,033	1,019

Expenses
Professional fees	30,000	32,627
General and administrative expenses	9,430	4,922
	39,430	37,549

Loss from Operations	(38,397)	(36,530)

Other Income (Expense)
Interest income	-	723
Interest expense	(1,047)	(1,034)
Total Other Expense	(1,047)	(311)

Net Loss Before Income Taxes	(39,444)	(36,841)

Provision for Income Taxes	-	-

Net Loss	$(39,444)	$(36,841)

Net Loss per Share - Basic and Fully Diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
- basic and fully diluted	6,395,418	6,395,418

See notes to financial statements and report of independent registered public accounting firm.

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Deficit
For the Years Ended July 31, 2019 and 2018

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2017	14,027,834	$14,027	$397,723	$(676,656)	$(264,906)

Capital contributed	-	-	35,486	-	35,486

Net Loss	-	-	-	(36,841)	(36,841)

Balance July 31, 2018	14,027,834	14,027	433,209	(713,497)	(266,261)

Net Loss	-	-	-	(39,444)	(39,444)

Balance July 31, 2019	14,027,834	$14,027	$433,209	$(752,941)	$(305,705)

See notes to financial statements and report of independent registered public accounting firm.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Years Ended July 31, 2019 and 2018

	2019	2018
Cash Flows from Operating Activities
Net loss	$(39,444)	$(36,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Loan and interest losses write off	-	3,508
(Increase) in allowances for doubtful accounts and loan losses	-	(723)
(Increase) Decrease in accounts receivable	(700)	93
Decrease in inventory	381	77
(Increase) Decrease in prepaid expenses and other current assets	(718)	200
(Decrease) in accounts payable	-	(27,584)
Increase (Decrease) in other accrued expenses	7	(8,399)
Net cash (used by) operating activities	(40,474)	(69,669)

Cash Flows from Financing Activities
Advances from stockholders	40,179	70,032
Net cash from financing activities	40,179	70,032

Net (decrease) increase in cash	(295)	363
Cash and equivalents/Cash overdraft - beginning	343	(20)
Cash and equivalents - ending	$48	$343

Supplemental Disclosure of Cash Flows Information
Interest	$1,047	$1,034
Income Taxes	$-	$-

Non-Cash Financing Activities
During the year ended July 31, 2018, a stockholder forgave accounts payable of
$35,486. This has been reflected as an increase in Additional Paid-In Capital.

See notes to financial statements and report of independent registered public accounting firm.

Concrete Leveling Systems, Inc.
Notes to Financial Statements
July 31, 2019 and 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Concrete Leveling Systems, Inc. (hereinafter the “Company”), is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017. On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement to March 1, 2018. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of July 31, 2019), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of July 31, 2019), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of July 31, 2019). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

On August 21, 2018, Jericho announced that it had entered into an agreement to acquire all of the issued and outstanding shares of VegasWinners, Inc. a newly formed Nevada corporation (the “Jericho/VegasWinners Transaction”). Vegas Winners, Inc. was incorporated in the State of Nevada to engage in the business of providing sports gaming information, analysis, advice and predictions. The acquisition by Jericho  was contingent on several factors, including Jericho, obtaining a minimum of $1,100,000 in funding by Jericho to provide to VegasWinners, Inc. and certain VegasWinners, Inc. performance criteria. On October 18, 2018, Jericho advanced $232,500 of the $300,000 interim loan to VegasWinners, Inc.There was no Closing of the Jericho/Vegas Winners Transaction as certain conditions to the Closing were not met.

Jericho and Vegas Winners are negotiating a new arrangement, but there can be no assurance that a new arrangement between Jericho and vegas Winners will be consummated.

Due to the Jericho acquisition, the Company will operate  two business segments, which will be operated simultaneously and consist of the following:

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in GAAP and is intended to improve and converge with international standards the financial reporting requirement for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainly of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted ASC 606 effective August 1, 2018, using the modified retrospective method. There was no impact to the opening balance of reinvested earnings as of August 1, 2018.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at July 31, 2019 and 2018.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $2,543 and $3,611 for the years ended July 31, 2019 and 2018.

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

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2019, current liabilities exceed current assets by $305,705, and total liabilities exceed total assets by $305,705.

Success will be dependent upon management’s ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements and believes they will not have a material effect on the Company’s financial statements.

NOTE 3 - INCOME TAXES

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

As of July 31, 2019, the Company had net operating loss carry forwards of approximately $594,594 that may be available to reduce future years’ taxable income in varying amounts through 2039.

The Company’s income tax returns are subject to examination by tax authorities. Generally, the statute of limitations related to the Company’s federal and state income tax return is three years from the date of filing. The state impact of any federal changes of prior years remains subject to examination for a period of up to five years after formal notification to the states.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

Income taxes on continuing operations include the following:

	July 31, 2019	July 31, 2018

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	July 31, 2019		July 31, 2018
	% of	% of
	Pretax	Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%
Loss for financial reporting purposes without tax expense or benefit	(8,300)	(21)	(7,700)	(21)

Income taxes at statutory rate	$(8,300)	(21)%	$(7,700)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	July 31, 2019	July 31, 2018

Net operating loss carryforwards	$124,900	$116,600
Compensation and miscellaneous	3,200	3,200
Deferred tax assets	128,100	119,800
Valuation Allowance	(128,100)	(119,800)

Net deferred tax assets	$-0-	$-0-

Tax periods ended July 31, 2015 through 2019 are subject to examination by major taxing authorities.

NOTE 4 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009, the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commissions are earned when the sale of a leveling unit is completed. Commission expense totaled $-0- for the years ended July 31, 2019 and 2018. The amount payable to the related party was $0 at July 31, 2019 and 2018.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both July 31, 2019 and 2018. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at July 31, 2019 and 2018.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $121,366 to the Company at various times between November 2012 and July 2019. The balances on the advances are $121,366 and $119,166 at July 31, 2019 and 2018, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $105,845 at various times during the years ended July 31, 2019 and 2018. The balances on these advances are $105,845 and $67,866 at July 31, 2019 and 2018, respectively. The advances carry no interest.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of July 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 28, 2019, the date the financial statements were available to be issued. There are no subsequent events to report.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the 2018 and 2019 fiscal years, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the fiscal year ended July 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal year ended July 31, 2019.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Suzanne Barth	58	Director, Chief Executive Officer, Chief Financial Officer

Edward Barth	61	Director and President

Eugene Swearengin	65	Director and Secretary

Ronald J. Tassinari*	75	Director

*	Mr. Tassinari will become a director and Chief Executive Officer upon the closing of the acquisition of Jericho Associates, Inc.

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

Suzanne I. Barth, age 58, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 28 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

Edward A. Barth, age 61 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

Eugene H. Swearengin, age 65, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 39 years. He resides in North Canton, Ohio.

Ronald J. Tassinari, age 75, has been engaged in the gaming and hospitality industry for over thirty years.  He has served as Chairman and Chief Executive Officer of a publicly traded company (“Company”) that operated in the Tribal casino, and commercial casino related industries.

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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs ($)	LTIP Payouts ($)	All Other Compen- sation ($)

Suzanne I. Barth, CEO	2018	$0.00	0.00	0.00	0.00	0.00	0.00	0.00
	2019	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

Edward A. Barth, President	2018	$0.00	0.00	0.00	0.00	0.00	0.00	0.00
	2019	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

Eugene H. Swearengin, Secretary	2018	$0.00	0.00	0.00	0.00	0.00	0.00	0.00
	2019	$0.00	0.00	0.00	0.00	0.00	0.00	0.00

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of October 28, 2019, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 14,027,834 common shares were issued and outstanding as of October 28, 2019.  The address for all officers and directors is 5046 E. Boulevard, NW, Canton, OH 44718.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership (1)(2)	Percent of Class

Executive Officers and Directors:

Suzanne I. Barth, (5) Chief Executive Officer, Chief Financial Officer, Director	2,951,667	21.0%

Edward A. Barth, President and Director	879,167	6.3%

Eugene H. Swearengin	185,000	1.3. %

All Officers and Directors as a Group (three persons)	4,015,834	28.6%

Five Percent Stockholders:*

Ronald Tassinari (3) P.O. Box 81890 Las Vegas, NV 89180	1,535,164	10.9%

Jericho Partners, LLC (4) 33 Main St. Newtown, CN 06470	1,402,279	10.0%

Byron Georgiou 2857 Paradise Road #3502 Las Vegas, NV 89109	2,172,714	15.5%

*	Assumes there is a Closing of the Equity Purchase Agreement between the Company and Jericho Associates, Inc.
(1)	All ownership is beneficial and of record, unless indicated otherwise.
(2)	The Beneficial owner has sole voting and investment power with respect to the shares shown.
(3)	Consists of 1,523,370 owned by Ronald Tassinari and 11,794 owned by RT Two, LLC , a limited liability company that is controlled by Ronald Tassinari.
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

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $-0- for the years ended July 31, 2019 and 2018. The amount payable to the related party was $ 0 at July 31, 2019 and 2018.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both July 31, 2019 and 2018. Effective July 31, 2013, further interest accrual was waived by the noteholders.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $121,366 to the Company at various times between November 2012 and July 2019. The balances on the advances are $117,000 and $117,000 at July 31, 2019 and 2018, respectively. The advances carry no interest.

From June 5, 2017 through July 28, 2019, Jericho made loans to the Company totaling $105,845. The loans are repayable on demand.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Accell Audit & Compliance, PA, billed an aggregate of $25,000 the year ended July 31, 2019 and $25,000 the year ended July 31, 2018 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

Date: October 28, 2019

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

Date: October 28, 2019