Form 10-Q
period 2019-10-31
Concrete Leveling Systems Inc
filed 2019-12-11
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of December 1, 2019

CONCRETE LEVELING SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Balance Sheets
October 31, 2019 and July 31, 2019

	October 31, 2019	July 31, 2019
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$192	$48
Accounts receivable, net	125	700
Inventory	23,180	23,230
Prepaid expenses and other current assets	-	718
Total Current Assets	23,497	24,696

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Total Assets	$23,497	$24,696

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$16,836	$16,836
Advances - stockholders	245,772	227,211
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	8,723	8,465
Total Current Liabilities	349,220	330,401

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Retained (deficit)	(772,959)	(752,941)
Total Stockholders’ Deficit	(325,723)	(305,705)

Total Liabilities and Stockholders’ Deficit	$23,497	$24,696

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Three Months Ended October 31, 2019 and 2018

	3 Months Ended	3 Months Ended
	October 31, 2019	October 31, 2018
	(Unaudited)	(Unaudited)

Equipment and parts sales	$125	$325

Cost of Sales	50	111

Gross Margin	75	214

Expenses
Professional fees	17,550	17,450
General and administrative expenses	2,270	727
	19,820	18,177

Loss from Operations	(19,745)	(17,963)

Other Income (Expense)
Interest expense	(273)	(262)
Total Other Expense	(273)	(262)

Net Loss Before Income Taxes	(20,018)	(18,225)

Provision for Income Taxes	-	-

Net Loss	$(20,018)	$(18,225)

Net Loss per Share - Basic and Fully Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -
basic and fully diluted	6,395,418	6,395,418

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Deficit
For the Three Months Ended October 31, 2019 and 2018
(Unaudited)

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2018	14,027,834	$14,027	$433,209	$(713,497)	$(266,261)

Net Loss	-	-	-	(18,225)	(18,225)

Balance October 31, 2018	14,027,834	$14,027	$433,209	$(731,722)	$(284,486)

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2019	14,027,834	$14,027	$433,209	$(752,941)	$(305,705)

Net Loss	-	-	-	(20,018)	(20,018)

Balance October 31, 2019	14,027,834	$14,027	$433,209	$(772,959)	$(325,723)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Three Months Ended October 31, 2019 and 2018

	3 Months Ended	3 Months Ended
	October 31, 2019	October 31, 2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(20,018)	$(18,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	575	-
Inventory	50	90
Prepaid expenses and other current assets	718	-
Other accrued expenses	258	(8)
Net cash from operating activities	(18,417)	(18,143)

Cash Flows from Financing Activities
Advances from stockholders	18,561	18,171
Net cash from financing activities	18,561	18,171

Net increase in cash	144	28
Cash and equivalents - beginning	48	343

Cash and equivalents - ending	$192	$371

Supplemental Disclosure of Cash Flows Information
Interest	$273	$262
Income Taxes	$-	$-

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Notes to Financial Statements
October 31, 2019 and July 31, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the year ending July 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 29, 2019.

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

On August 21, 2018, Jericho announced that it had entered into an agreement to acquire all of the issued and outstanding shares of VegasWinners, Inc. a newly formed Nevada corporation (the “Jericho/VegasWinners Transaction”). Vegas Winners, Inc. was incorporated in the State of Nevada to engage in the business of providing sports gaming information, analysis, advice and predictions. The acquisition by Jericho was contingent on several factors, including obtaining a minimum of $1,100,000 in funding by Jericho to provide to VegasWinners, Inc. and certain VegasWinners, Inc. performance criteria. On October 18, 2018, Jericho advanced $232,500 of the $300,000 interim loan to VegasWinners, Inc. There was no Closing of the Jericho/Vegas Winners Transaction as certain conditions of the Closing were not met.

On December 6, 2019 the VegasWinnersTransaction was terminated. However, VegasWinners remains liable to the Jericho to repay the $232,500 advanced to VegasWinners.

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

Revenue Recognition

Revenue is recognized when a customer obtains control of the promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount; (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligation the Company must deliver and which of these performance obligations are distinct. The Company recognized as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at October 31, 2019 and July 31, 2019.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $2,543 and $-0- for the three months ended October 31, 2019 and 2018.

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

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2019, current liabilities exceed current assets by $305,705, and total liabilities exceed total assets by $305,705.

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

As of October 31, 2019, the Company had net operating loss carry forwards of approximately $614,595 that may be available to reduce future years’ taxable income in varying amounts through 2039.

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

Income taxes on continuing operations include the following:

	October 31, 2019	October 31, 2018

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	October 31, 2019		October 31, 2018
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%
Loss for financial reporting purposes without tax expense or benefit	(8,300)	(21)	(3,800)	(21)

Income taxes at statutory rate	$(8,300)	(21)%	$(3,800)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	October 31, 2019	October 31, 2018

Net operating loss carryforwards	$124,900	$120,400
Compensation and miscellaneous	3,200	3,200
Deferred tax assets	128,100	123,600
Valuation Allowance	(128,100)	(123,600)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2015 through 2019 are subject to examination by major taxing authorities.

NOTE 4 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009, the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commissions are earned when the sale of a leveling unit is completed. Commission expense totaled $-0- for the three months ended October 31, 2019 and July 31, 2019. The amount payable to the related party was $0 at October 31, 2019 and July 31, 2019.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both October 31, 2019 and July 31, 2019. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at October 31, 2019 and July 31, 2019, respectively.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $121,366 to the Company at various times between November 2012 and October 2019. The balances on the advances are $121,366 and $121,366 at October 31, 2019 and July 31, 2019, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $105,845 at various times between August 2018 and October 2019. The balances on these advances are $105,845 and $105,845 at October 31, 2019 and July 31, 2019, respectively. The advances carry no interest.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of October 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 9, 2019, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of October 31, 2019, and the results of operations for the three months ended October 31, 2019.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2019 and 2018.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 31, 2019), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of October 31, 2019), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 31, 2019). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

On August 19, 2018, Jericho announced that it had entered into an agreement to acquire all of the issued and outstanding shares of VegasWinners, Inc. a newly formed Nevada corporation (the “Jericho/VegasWinners Transaction”). Vegas Winners, Inc. was incorporated in the State of Nevada to engage in the business of providing sports gaming information, analysis, advice and predictions. The acquisition by Jericho is contingent on several factors, including obtaining a minimum of $1,100,000 in funding by Jericho to provide to VegasWinners, Inc. and certain VegasWinners, Inc. performance criteria. On October 18, 2018, Jericho advanced $232,500 of the $300,000 interim loan to VegasWinners, Inc. There was no Closing of the Jericho/Vegas Winners Transaction as certain conditions to the Closing were not met.

On December 6, 2019 the VegasWinners Transaction was terminated. However, VegasWinners remains liable to the Jericho to repay the $232,500 advanced to VegasWinners.

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

For the Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018

The Company generated $125 in revenue for the three months ended October 31, 2019, which compares to revenue of $325 for the three months ended October 31, 2018.  Our revenues decreased during the three months ended October 31, 2019 due to decreased sales of our concrete leveling parts due to a decrease in our marketing efforts in this area.

Cost of sales for the three months ended October 31, 2019 was $50, which compares to cost of sales of $111 for the three months ended October 31, 2018.  Our revenues decreased during the three months ended October 31, 2019, which resulted in a similar decrease in our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the three months ended October 31, 2019, were $19,820. This compares with operating expenses for the three months ended October 31, 2018 of $18,177. Our operating expenses increased during the three months ended October 31, 2019 due to an increase in our administrative expenses.

As a result of the foregoing, we had a net loss of $20,018 for the three months ended October 31, 2019. This compares with a net loss of $18,225 for the three months ended October 31, 2018.

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

Liquidity and Capital Resources

As of October 31, 2019, we had cash or cash equivalents of $192. As of July 31, 2019, we had cash or cash equivalents of $48.

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

Net cash used in operating activities for the three months ended October 31, 2019 was $18,417. This compares to net cash used in operating activities of $18,143 for the three months ended October 31, 2018.

Cash flows provided by financing activities were $18,561 for the three months ended October 31, 2019 which compares to cash flows provided by financing activities of $18,171 for the three months ended October 31, 2018.  The change in cash flows provided by financing activities is due to an increase in advances from stockholders during the three months ended October 31, 2019.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of October 31, 2019, our total assets were $23,497 and our total liabilities were $349,220.  As of July 31, 2019, our total assets were $24,696 and our total liabilities were $330,401.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2019, our liabilities exceed our assets by $325,723.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended October 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three month period ended October 31, 2019.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: December 11, 2019	By: /s/ Edward A. Barth
Edward A. Barth, Principal Executive Officer

Date: December 11, 2019	By: /s/ Suzanne I. Barth
Suzanne I. Barth, Principal Financial Officer

18