Form 10-Q
period 2020-01-31
Concrete Leveling Systems Inc
filed 2020-03-11
CIK 1414382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
January 31, 2020

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

_____________________________________________
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

Large accelerated filer	☐	Smaller reporting company	☒
Non-Accelerated filer	☒	Accelerated filer	☐
		Emerging growth company	☐

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of February 1, 2020

CONCRETE LEVELING SYSTEMS, INC.

Concrete Leveling Systems, Inc.
Balance Sheets
January 31, 2020 and July 31, 2019

	January 31, 2020	July 31, 2019
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$241	$48
Accounts receivable, net	-	700
Inventory	23,130	23,230
Prepaid expenses and other current assets	2,054	718
Total Current Assets	25,425	24,696

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$25,425	$24,696

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$16,836	$16,836
Advances - stockholders	253,736	227,211
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	8,396	8,465
Total Current Liabilities	356,857	330,401

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized: 14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(778,668)	(752,941)
Total Stockholders’ Deficit	(331,432)	(305,705)

Total Liabilities and Stockholders’ Deficit	$25,425	$24,696

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Income
For the Three and Six Months Ended January 31, 2020

	3 Months Ended	6 Months Ended
	January 31, 2020	January 31, 2020
	(Unaudited)	(Unaudited)

Equipment and parts sales	$150	$275

Cost of Sales	50	100

Gross Margin	100	175

Expenses
Legal and professional fees	4,250	21,800
Selling, general and administration	1,297	3,567
Total Expenses	5,547	25,367

(Loss) from Operations	(5,447)	(25,192)

Other Income (Expense)
Interest expense	(262)	(535)
Total Other Income (Expense)	(262)	(535)

Net (Loss) Before Income Taxes	(5,709)	(25,727)

Provision for Income Taxes	-	-

Net (Loss)	$(5,709)	$(25,727)

Net (Loss) per Share - Basic and Fully Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

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

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Deficit
For the Six Months Ended January 31, 2020 and 2019
(Unaudited)

			Additional		Total
	Issued Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance July 31, 2018	14,027,834	$14,027	$433,209	$(713,497)	$(266,261)

Net Loss	-	-	-	(25,523)	(25,523)

Balance January 31, 2019	14,027,834	$14,027	$433,209	$(739,020)	$(291,784)

			Additional		Total
	Issued Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance July 31, 2019	14,027,834	$14,027	$433,209	$(752,941)	$(305,705)

Net Loss	-	-	-	(25,727)	(25,727)

Balance January 31, 2020	14,027,834	$14,027	$433,209	$(778,668)	$(331,432)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Deficit
For the Three Months Ended January 31, 2020 and 2019
(Unaudited)

			Additional		Total
	Issued Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance October 31, 2018	14,027,834	$14,027	$433,209	$(731,722)	$(284,486)

Net Loss	-	-	-	(7,298)	(7,298)

Balance January 31, 2019	14,027,834	$14,027	$433,209	$(739,020)	$(291,784)

			Additional		Total
	Issued Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance October 31, 2019	14,027,834	$14,027	$433,209	$(772,959)	$(325,723)

Net Loss	-	-	-	(5,709)	(5,709)

Balance January 31, 2020	14,027,834	$14,027	$433,209	$(778,668)	$(331,432)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Six Months Ended January 31, 2020 and 2019

	6 Months Ended	6 Months Ended
	January 31, 2020	January 31, 2019
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net loss	$(25,727)	$(25,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	700	-
Inventory	100	191
Prepaid expenses and other current assets	(1,336)	(2,156)
Accounts payable	-	3,000
Other accrued expenses	(69)	(48)
Net cash from operating activities	(26,332)	(24,536)

Cash Flows from Financing Activities
Advances from stockholders	26,525	24,555
Net cash from financing activities	26,525	24,555

Net increase in cash	193	19
Cash and equivalents - beginning	48	343
Cash and equivalents - ending	$241	$362

Supplemental Disclosure of Cash Flows Information
Interest	$535	$523
Income Taxes	$-	$-

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2020 AND JULY 31, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the year ending July 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 29, 2019.

Nature of Operations

The Company manufactures, for sale, specialized equipment for use in the concrete leveling industry. The Company’s product is sold primarily to end users.

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

On December 6, 2019, Jericho and Vegas Winners terminated the Jericho/VegasWinners Transaction. Notwithstanding the termination of the Jericho/VegasWinners Transaction, VegasWinners remains indebted to Jericho for the $232,500 advanced to VegasWinners.

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
Compensation – Stock Compensation
there is no accounting related to the potential acquisition other than the issuance of the contingent shares at par value because the performance measure is the acquisition of a company. The achievement of this measure is not probable until the business is acquired.

Revenue Recognition

The Company recognizes revenue in accordance with Accounts Standards Update (“ASU”) 2014-09, “Revenue from contracts with customers”, (Topic 606). Revenue is recognized when a customer obtains control of the promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount; (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Topic 606 at contract inception, the Company reviews the contract to determine which performance obligation the Company must deliver and which of these performance obligations are distinct. The Company recognized as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at January 31, 2020 and July 31, 2019.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $168 and $463 for the six months ended January 31, 2020 and 2019.

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

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2020, current liabilities exceed current assets by $331,432, and total liabilities exceed total assets by $331,432.

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

As of January 31, 2020, the Company had net operating loss carry forwards of approximately $620,321 that may be available to reduce future years’ taxable income in varying amounts through 2039.

The Company’s income tax returns are subject to examination by tax authorities. Generally, the statute of limitations related to the Company’s federal and state income tax return is three years from the date of filing. The state impact of any federal changes of prior years remains subject to examination for a period of up to five years after formal notification to the states.

Management has evaluated tax positions in accordance with FASB ASC 740,
Income Taxes
, and has not identified any significant tax positions, other than those disclosed.

Income taxes on continuing operations include the following:

	Jan 31, 2020	Jan 31, 2019

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	Jan 31, 2020		Jan 31, 2019
		% of		% of
	Income	Pretax Amount	Income	Pretax Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%
Loss for financial reporting purposes without tax expense or benefit	(5,400)	(21)	(5,300)	(21)

Income taxes at statutory rate	$(5,400)	(21)%	$(5,300)	(21)%

The components of and changes in the net deferred taxes were as follows:

	Jan 31, 2020	Jan 31, 2019

Deferred tax assets:

Net operating loss carryforwards	$130,300	$121,900

Compensation and miscellaneous	3,200	3,200

Deferred tax assets	133,500	125,100

Valuation Allowance	(133,500)	(125,100)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2015 through 2019 are subject to examination by major taxing authorities.

NOTE 4 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009, the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commissions are earned when the sale of a leveling unit is completed. Commission expense totaled $-0- for the six months ended January 31, 2020 and 2019. The amount payable to the related party was $0 at January 31, 2020 and July 31, 2019.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both January 31, 2020 and July 31, 2019. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at January 31, 2020 and July 31, 2019, respectively.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $121,766 to the Company at various times between November 2012 and January 2020. The balances on the advances are $121,766 and $121,366 at January 31, 2020 and July 31, 2019, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $131,970 at various times between August 2018 and January 2020. The balances on these advances are $131,970 and $105,845 at January 31, 2020 and July 31, 2019, respectively. The advances carry no interest.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50,
Contingencies
. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of January 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 9, 2020, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of January 31, 2020, and the results of operations for the six months ended January 31, 2020. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2019 and 2018.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of January 31, 2020), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of January 31, 2020), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of January 31, 2020). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

On December 6, 2019, Jericho and Vegas Winners terminated the Jericho/VegasWinners Transaction. Notwithstanding the termination of the Jericho/VegasWinners Transaction, VegasWinners remains indebted to Jericho for the $232,500 advanced to VegasWinners.

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

For the Three and Six Months Ended January 31, 2020 Compared to the Three and Six Months Ended January 31, 2019

The Company generated $150 in revenue for the three months ended January 31, 2020, which compares to revenue of $300 for the three months ended January 31, 2019. Our revenues decreased during the three months ended January 31, 2020 due to decreased sales of our concrete leveling parts due to a decrease in our marketing efforts in this area.

The Company generated $275 in revenue for the six months ended January 31, 2020, which compares to revenue of $625 for the six months ended January 31, 2019. Our revenues decreased during the six months ended January 31, 2020 due to decreased sales of our concrete leveling parts due to a decrease in our marketing efforts in this area.

Cost of sales for the three months ended January 31, 2020 was $50, which compares to cost of sales of $101 for the three months ended January 31, 2019. Our revenues decreased during the three months ended January 31, 2020, which resulted in a similar decrease in our cost of sales during the period.

Cost of sales for the six months ended January 31, 2020 was $100, which compares to cost of sales of $212 for the six months ended January 31, 2019. Our revenues decreased during the six months ended January 31, 2020, which resulted in a similar decrease in our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the three months ended January 31, 2020, were $5,547. This compares with operating expenses for the three months ended January 31, 2019 of $7,236. Our operating expenses decreased during the three months ended January 31, 2020 due to a decrease in our administrative expenses.

Operating expenses, which consisted of selling, general and administrative expenses for the six months ended January 31, 2020, were $25,367. This compares with operating expenses for the six months ended January 31, 2019 of $25,413. Our operating expenses decreased during the six months ended January 31, 2020 due to a decrease in our administrative expenses.

As a result of the foregoing, we had a net loss of $5,709 for the three months ended January 31, 2020. This compares with a net loss of $7,298 for the three months ended January 31, 2019.

As a result of the foregoing, we had a net loss of $25,727 for the six months ended January 31, 2020. This compares with a net loss of $25,523 for the six months ended January 31, 2019.

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

Liquidity and Capital Resources

As of January 31, 2020, we had cash or cash equivalents of $241. As of July 31, 2019, we had cash or cash equivalents of $48.

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

Net cash used in operating activities for the six months ended January 31, 2020 was $26,332. This compares to net cash used in operating activities of $24,536 for the six months ended January 31, 2019.

Cash flows provided by financing activities were $26,525 for the six months ended January 31, 2020 which compares to cash flows provided by financing activities of $24,555 for the six months ended January 31, 2019. The change in cash flows provided by financing activities is due to an increase in advances from stockholders during the six months ended January 31, 2020. We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of January 31, 2020, our total assets were $25,425 and our total liabilities were $356,857. As of July 31, 2019, our total assets were $24,696 and our total liabilities were $330,401.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2020, our liabilities exceed our assets by $331,432.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("
COSO
") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2020. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

The remediation efforts set out herein will be implemented in the 2020 and 2021 fiscal years. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended January 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three month period ended Januay 31, 2020.

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
_______
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

CONCRETE LEVELING SYSTEMS, INC.

Date: March 11, 2020	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: March 11, 2020	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

