Form 10-Q
period 2020-04-30
Concrete Leveling Systems Inc
filed 2020-06-05
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

____________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of May 1, 2020

CONCRETE LEVELING SYSTEMS, INC.

Concrete Leveling Systems, Inc.
Balance Sheets
April 30, 2020 and July 31, 2019

	April 30, 2020	July 31, 2019
	(Unaudited)	(Audited)
Assets

Current Assets
Cash in bank	$385	$48
Accounts receivable, net	-	700
Inventory	23,944	23,230
Prepaid expenses and other current assets	1,597	718
Total Current Assets	25,926	24,696

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Total Assets	$25,926	$24,696

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$16,836	$16,836
Advances - stockholders	261,509	227,211
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	9,477	8,465
Total Current Liabilities	365,711	330,401

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Common stock (par value $0.001)
100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Retained (deficit)	(787,021)	(752,941)
Total Stockholders’ Deficit	(339,785)	(305,705)

Total Liabilities and Stockholders’ Deficit	$25,926	$24,696

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Three and Nine Months Ended April 30, 2020

	3 Months Ended	9 Months Ended
	April 30, 2020	April 30, 2020
	(Unaudited)	(Unaudited)

Equipment and parts sales	$300	$575

Cost of Sales	71	171

Gross Margin	229	404

Expenses
Legal and professional fees	4,350	26,150
Selling, general and administration	3,977	7,543
Total Expenses	8,327	33,693

(Loss) from Operations	(8,098)	(33,289)

Other Income (Expense)
Interest expense	(255)	(791)
Total Other Income (Expense)	(255)	(791)

Net (Loss) Before Income Taxes	(8,353)	(34,080)

Provision for Income Taxes	-	-

Net (Loss)	$(8,353)	$(34,080)

Net (Loss) per Share - Basic and Fully Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

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

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Deficit
For the Nine Months Ended April 30, 2020 and 2019
(Unaudited)

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2018	14,027,834	$14,027	$433,209	$(713,497)	$(266,261)

Net Loss	-	-	-	(32,348)	(32,348)

Balance April 30, 2019	14,027,834	$14,027	$433,209	$(745,845)	$(298,609)

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2019	14,027,834	$14,027	$433,209	$(752,941)	$(305,705)

Net Loss	-	-	-	(34,080)	(34,080)

Balance April 30, 2020	14,027,834	$14,027	$433,209	$(787,021)	$(339,785)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Deficit
For the Three Months Ended April 30, 2020 and 2019
(Unaudited)

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance, January 31, 2019	14,027,834	$14,027	$433,209	$(739,019)	$(291,783)

Net Loss	-	-	-	(6,826)	(6,826)

Balance April 30, 2019	14,027,834	$14,027	$433,209	$(745,845)	$(298,609)

			Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance January 31, 2020	14,027,834	$14,027	$433,209	$(778,668)	$(331,432)

Net Loss	-	-	-	(8,353)	(8,353)

Balance April 30, 2020	14,027,834	$14,027	$433,209	$(787,021)	$(339,785)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Nine Months Ended April 30, 2020 and 2019

	9 Months Ended	9 Months Ended
	April 30, 2020	April 30, 2019
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net loss	$(34,080)	$(32,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	700	-
Inventory	(714)	241
Prepaid expenses and other current assets	(879)	(1,437)
Other accrued expenses	1,012	58
Net cash from operating activities	(33,961)	(33,486)

Cash Flows from Financing Activities
Advances from stockholders	34,298	33,387
Net cash from financing activities	34,298	33,387

Net increase (decrease) in cash	337	(99)
Cash and equivalents - beginning	48	343
Cash and equivalents - ending	$385	$244

Supplemental Disclosure of Cash Flows Information
Interest	$791	$781
Income Taxes	$-	$-

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2020 AND JULY 31, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending July 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 29, 2019.

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

On December 6, 2019, Jericho and Vegas Winners terminated the Jericho/VegasWinners Transaction. Notwithstanding the termination of the Jericho/VegasWinners Transaction, VegasWinners remains indebted to Jericho for the $232,000 advanced to VegasWinners.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) ASC 606 at contract inception, the Company reviews the contract to determine which performance obligation the Company must deliver and which of these performance obligations are distinct. The Company recognized as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at April 30, 2020 and July 31, 2019.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $2,382 and $1,202 for the nine months ended April 30, 2020 and 2019.

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

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2020, current liabilities exceed current assets by $339,785, and total liabilities exceed total assets by $339,785.

Success will be dependent upon management’s ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

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

As of April 30, 2020, the Company had net operating loss carry forwards of approximately $628,498 that may be available to reduce future years’ taxable income in varying amounts through 2039.

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

Income taxes on continuing operations include the following:

	Apr 30, 2020	Apr 30, 2019

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	Apr 30, 2020		Apr 30, 2019
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(7,100)	(21)	(6,800)	(21)
Income taxes at statutory rate	$(7,100)	(21)%	$(6,800)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:
	Apr 30, 2020	Apr 30, 2019

Net operating loss carryforwards	$132,000	$123,400

Compensation and miscellaneous	3,200	3,200

Deferred tax assets	135,200	126,600

Valuation Allowance	(135,200)	(126,600)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2015 through 2019 are subject to examination by major taxing authorities.

NOTE 4 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009, the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commissions are earned when the sale of a leveling unit is completed. Commission expense totaled $-0- for the nine months ended April 30, 2020 and 2019. The amount payable to the related party was $0 at April 30, 2020 and July 31, 2019.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both April 30, 2020 and July 31, 2019. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at April 30, 2020 and July 31, 2019, respectively.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $122,266 to the Company at various times between November 2012 and April 2020. The balances on the advances are $122,266 and $121,366 at April 30, 2020 and July 31, 2019, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $139,243 at various times between August 2018 and January 2020. The balances on these advances are $139,243 and $105,845 at April 30, 2020 and July 31, 2019, respectively. The advances carry no interest.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through May 26, 2020, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of April 30, 2020, and the results of operations for the nine months ended April 30, 2020.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2019 and 2018.

Overview

Concrete Leveling Services, Inc. (“we”, “us”, “our” or the “Company”) was incorporated on August 28, 2007 in the State of Nevada. The Company’s principal offices are located at 5046 East Boulevard Northwest, Canton, Ohio 44718. In Ohio, the Company does business under the trade name of CLS Fabricating, Inc. CLS has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of April 30, 2020), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of April 30, 2020), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of April 30, 2020). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

On December 6, 2019, Jericho and VegasWinners terminated the Jericho/VegasWinners Transaction. Notwithstanding the termination of the Jericho/VegasWinners Transaction, VegasWinners remains indebted to Jericho for the $232,500 advanced to VegasWinners.

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

For the Nine Months Ended April 30, 2020 Compared to the Nine Months Ended April 30, 2019

The Company generated $575 in revenue for the nine months ended April 30, 2020, which compares to revenue of $735 for the nine months ended April 30, 2019.  Our revenues decreased during the nine months ended April 30, 2020 due to decreased sales of our concrete leveling parts due to a decrease in our marketing efforts in this area.

Cost of sales for the nine months ended April 30, 2020 was $171, which compares to cost of sales of $261 for the nine months ended April 30, 2019.  Our revenues decreased during the nine months ended April 30, 2020, which resulted in a similar decrease in our cost of sales during the period.

Operating expenses, which consisted of selling, general and administrative expenses for the nine months ended April 30, 2020, were $33,693. This compares with operating expenses for the nine months ended April 30, 2019 of $32,041. Our operating expenses increased during the nine months ended April 30, 2020 due to an increase in our administrative expenses.

As a result of the foregoing, we had a net loss of $34,080 for the nine months ended April 30, 2020. This compares with a net loss of $32,348 for the nine months ended April 30, 2019.

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

Liquidity and Capital Resources

As of April 30, 2020, we had cash or cash equivalents of $385. As of July 31, 2019, we had cash or cash equivalents of $48.

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

Net cash used in operating activities for the nine months ended April 30, 2020 was $33,961. This compares to net cash used in operating activities of $33,486 for the nine months ended April 30, 2019.

Cash flows provided by financing activities were $34,298 for the nine months ended April 30, 2020 which compares to cash flows provided by financing activities of $33,387 for the nine months ended April 30, 2019.  The change in cash flows provided by financing activities is due to an increase in advances from stockholders during the nine months ended April 30, 2020.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of April 30, 2020, our total assets were $25,926 and our total liabilities were $365,711.  As of July 31, 2019, our total assets were $24,696 and our total liabilities were $330,401.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2020, our liabilities exceed our assets by $339,785.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2020. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended April 30, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three month period ended April 30, 2020.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: June 5, 2020	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: June 5, 2020	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

