Form 10-K
period 2020-07-31
Concrete Leveling Systems Inc
filed 2020-10-29
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Emerging growth company	☐
		Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of July 31, 2020, the last day of registrant’s fiscal year, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to July 31, 2020, was approximately $5,274,681. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

As of October 15, 2020, the registrant had 14,027,834 shares of common stock issued and outstanding. Market value based on a closing price of $2.40 is $33,666,802.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of July 31, 2020 and 2019 and the results of operations for the years ended July 31, 2020 and 2019.

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

On December 6, 2019, Jericho and Vegas Winners terminated the Jericho/VegasWinners Transaction. Jericho and Vegas Winners are negotiating a new arrangement, but there can be no assurance that a new arrangement will be consummated. Notwithstanding the termination of the Jericho/VegasWinners Transaction, VegasWinners remains indebted to Jericho for the $232,000 advanced to VegasWinners.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

Principal Services

If the transaction with Jericho finalizes, the Company will operate two business divisions, which will be operated simultaneously and consist of the following:

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

Organization

As of October 10, 2020 we were comprised of the parent company Concrete Leveling Systems, Inc. Upon the closing of the acquisition of Jericho, Jericho will become a wholly owned subsidiary of the Company.

Strategy

Structured as a concrete leveling services provider, as well as a casino gaming, hospitality, and entertainment company, our business model is designed to partner with third parties in the casino and hospitality industries, which will also allow us to further develop and utilize our concrete leveling division if we are able to enter into agreements that will result in the construction of any “brick and mortar” structures.

Backlog

At July 31, 2020, we had no backlog.

Employees

As of July 31, 2020, we have 0 full time employees and 0 part time employees.

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

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company operations are currently being conducted out of the Company office located at 5046 E. Boulevard, NW Canton, OH 44718, and consists of approximately 2,500 square feet. The Company is provided with this commercial location rent-free from the Company’s President, Edward A. Barth. The Company considers that the current principal office space arrangement is adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since June 25, 2010, our common stock has been quoted on the OTC Pink marketplace, under the trading symbol CLEV. Prior to June 25, 2010, our common stock was not quoted on any stock exchange. The following table sets forth, for the calendar periods indicated, the range of the high and low prices reported for our common stock. The quotations represent inter-dealer prices without retail mark- ups, mark-downs, or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation.

Fiscal year ended July 31, 2020	High	Low

First Quarter	3.34	2.96
Second Quarter	3.99	2.28
Third Quarter	2.85	1.04
Fourth Quarter	3.15	1.64

Fiscal year ended July 31, 2020	High	Low

First Quarter	4.95	2.25
Second Quarter	3.50	1.51
Third Quarter	5.25	1.00
Fourth Quarter	4.80	2.76

Holders

As of October 15, 2020, there were 31 record holders of our common stock, and there were 14,027,834 shares of our common stock outstanding.

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

A purchaser is purchasing penny stock which limits the ability to sell the stock. The Company’s shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker- dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker- dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

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

The following table provides selected financial data about us for the fiscal years ended July 31, 2020 and 2019. For detailed financial information, see the audited Financial Statements included in this report.

Years Ended July, 31	2020	2019

Cash	$1,049	$48
Total Assets	26,937	24,696
Total Liabilities	372,699	330,401
Stockholders’ Deficit	345,762	305,705

Operating Data
Revenues	715	1,435
Cost of Sales	230	402
Operating Expenses	39,499	39,430
Net Loss	(40,057)	(39,444)

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of July 31, 2020), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of July 31, 2020), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of July 31, 2020). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non- dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

Results of Operations

For the Year Ended July 31, 2020 Compared to the Year Ended July 31, 2019

The Company generated $715 in revenue for the year ended July 31, 2020, which compares to revenue of $1,435 for the year ended July 31, 2019. Our revenues decreased during the year ended July 31, 2020 due to decreased sales of our concrete leveling parts due to a decrease in our marketing efforts in this area.

Cost of sales for the year ended July 31, 2020 was $230, which compares to cost of sales of $402 for the year ended July 31, 2019. Our revenues decreased during the year ended July 31, 2020, which resulted in a similar decrease in our cost of sales during the period.

Operating expenses, which consisted of legal and professional fees and selling, general and administrative expenses for the year ended July 31, 2020, were $39,499. This compares with operating expenses for the year ended July 31, 2019 of $39,430. Our operating expenses increased during the year ended July 31, 2020 due to an increase in our legal and professional fees.

As a result of the foregoing, we had a net loss of $40,057 for the year ended July 31, 2020. This compares with a net loss of $39,444 for the year ended July 31, 2019.

In its audited financial statements as of July 31, 2020, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of July 31, 2020, we had cash or cash equivalents of $1,049. As of July 31, 2019, we had cash or cash equivalents of $48.

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

Net cash used in operating activities for the year ended July 31, 2020 was $40,622. This compares to net cash used in operating activities of $40,474 for the year ended July 31, 2019. This change is primarily due to an increase in inventory during the year ended July 31, 2020.

Cash flows provided by financing activities were $41,623 for the year ended July 31, 2020 which compares to cash flows provided by financing activities of $40,179 for the year ended July 31, 2019. The change in cash flows provided by financing activities is due to a decrease in advances from stockholders during the year ended July 31, 2020. We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of July 31, 2020, our total assets were $26,937 and our total liabilities were $372,699. As of July 31, 2019, our total assets were $24,696 and our total liabilities were $330,401.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2020, our liabilities exceed our assets by $345,762.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Concrete Leveling Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Concrete Leveling Systems, Inc. (the “Company”) as of July 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit and Compliance, P.A.

We have served as the Company’s auditor since 2017.

Tampa, Florida
October 23, 2020

3001 N. Rocky Point Dr. East, Suite 200	• Tampa, Florida 33607	• 813.367.3527

Concrete Leveling Systems, Inc.
Balance Sheets
July 31, 2020 and 2019

	2020	2019
Assets

Current Assets
Cash	$1,049	$48
Accounts receivable, net	140	700
Inventory	24,835	23,230
Prepaid expenses and other current assets	913	718
Total Current Assets	26,937	24,696

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Total Assets	$26,937	$24,696

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$16,836	$16,836
Advances - stockholders	268,834	227,211
Notes payable - stockholders	62,750	62,750
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	9,140	8,465
Total Current Liabilities	372,699	330,401

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized: 14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(792,998)	(752,941)
Total Stockholders’ Deficit	(345,762)	(305,705)

Total Liabilities and Stockholders’ Deficit	$26,937	$24,696

See notes to financial statements and report of independent registered accounting firm.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Years Ended July 31, 2020 and 2019

	2020	2019

Equipment and parts sales	$715	$1,435

Cost of sales	230	402

Gross margin	485	1,033

Expenses
Legal and professional fees	30,500	30,000
Selling, general and administration	8,999	9,430
Total expenses	39,499	39,430

Loss from Operations	(39,014)	(38,397)

Other income (expense)
Interest expense	(1,043)	(1,047)
Total other expense	(1,043)	(1,047)

Net loss before income taxes	(40,057)	(39,444)

Provision for Income Taxes	-	-

Net loss	$(40,057)	$(39,444)

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

See notes to financial statements and report of independent registered accounting firm.

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Deficit
For the Years Ended July 31, 2020 and 2019

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2018	14,027,834	$14,027	$433,209	$(713,497)	$(266,261)

Net loss	-	-	-	(39,444)	(39,444)

Balance July 31, 2019	14,027,834	14,027	433,209	(752,941)	$(305,705)

Net loss	-	-	-	(40,057)	(40,057)

Balance July 31, 2020	14,027,834	$14,027	$433,209	$(792,998)	$(345,762)

See notes to financial statements and report of independent registered public accounting firm.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Years Ended July 31, 2020 and 2019

	2020	2019

Cash Flows from Operating Activities

Net loss	$(40,057)	$(39,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	560	(700)
Inventory	(1,605)	381
Prepaid expenses and other current assets	(195)	(718)
Other accrued expenses	675	7
Net cash from operating activities	(40,622)	(40,474)

Cash Flows from Financing Activities
Advances from stockholders	41,623	40,179
Net cash from financing activities	41,623	40,179

Net increase (decrease) in cash	1,001	(295)
Cash - beginning	48	343
Cash - ending	$1,049	$48

Supplemental Disclosure of Cash Flows Information
Interest	$1,043	$1,047
Income Taxes	$-	$-

See notes to financial statements and report of independent registered public accounting firm.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2020 AND 2019

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

On March 24, 2017, the Company entered into an agreement with Jericho Associates, Inc. (“Jericho”), a start-up company which plans to operate in the gaming, hospitality and entertainment industries.The Company issued Jericho 7,151,416 shares of the Company’s common stock, subject to a performance requirement, which provides that by March 1, 2018, if the management of Jericho does not identify at least one entity or business opportunity for acquisition, in order to supplement the Company’s current business operations, the shares issued as part of the agreement shall be returned to the Company. In July 2017, an additional 481,000 shares were issued to shareholders of Jericho under the same contingencies as the original shares.

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing. Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. On September 22, 2017, the Company and Jericho mutually agreed to extend the performance requirement until December 24, 2017. On November 9, 2017, the Company and Jericho mutually agreed to extend the performance requirement to March 1, 2018. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of July 31, 2019), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of July 31, 2019), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of July 31, 2019). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

On December 6, 2019, Jericho and Vegas Winners terminated the Jericho/VegasWinners Transaction. Jericho and Vegas Winners are negotiating a new arrangement, but there can be no assurance that a new arrangement will be consummated. Notwithstanding the termination of the Jericho/VegasWinners Transaction, VegasWinners remains indebted to Jericho for the $232,000 advanced to VegasWinners.

Principal Services

If the transaction with Jericho finalizes, the Company will operate two business divisions, which will be operated simultaneously and consist of the following:

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at July 31, 2020 and 2019.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $2,382 and $2,543 for the years ended July 31, 2020 and 2019.

Inventories

Inventories, which consist of parts and work in progress, are recorded at the lower of first-in first-out cost or net realizable value (estimated selling price less costs of completion, disposal and transportation).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.Actual results could differ from those estimates.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost.Depreciation is provided for by using the straight- line and accelerated methods over the estimated useful lives of the respective assets.

Maintenance and repairs are charged to expense as incurred.Major additions and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2020, current liabilities exceed current assets by $345,762, and total liabilities exceed total assets by $345,762.

Success will be dependent upon management’s ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (FASB) issued Auditing Standards Update No. 2016-02, "Leases". Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease tern. The Company has adopted the new guidance effective July 1, 2019: however, there was no impact to the financial statements.

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

As of July 31, 2020, the Company had net operating loss carry forwards of approximately $634,609 that may be available to reduce future years’ taxable income in varying amounts through 2039.

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

Income taxes on continuing operations include the following:

	Jul 31, 2020	Jul 31, 2019

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	Jul 31, 2020		Jul 31, 2019
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(8,400)	(21)	(8,300)	(21)

Income taxes at statutory rate	$(8,400)	(21)%	$(8,300)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	Jul 31, 2020	Jul 31, 2019

Net operating loss carryforwards	$133,300	$124,900

Compensation and miscellaneous	3,200	3,200

Deferred tax assets	136,500	128,100

Valuation Allowance	(136,500)	(128,100)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2016 through 2020 are subject to examination by major taxing authorities.

NOTE 4 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009, the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commissions are earned when the sale of a leveling unit is completed. Commission expense totaled $-0- for the years ended July 31, 2020 and 2019. The amount payable to the related party was $0 at July 31, 2020 and 2019.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both July 31, 2020 and 2019. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at July 31, 2020 and 2019, respectively.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,617 to the Company at various times between November 2012 and July 2020. The balances on the advances are $124,617 and $121,366 at July 31, 2020 and 2019, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $144,217 at various times between August 2018 and July 2020. The balances on these advances are $144,217 and $105,845 at July 31, 2020 and 2019, respectively. The advances carry no interest.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of July 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 15, 2020, the date the financial statements were available to be issued. There are no subsequent events to report.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2018. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

•	inadequate segregation of duties consistent with control objectives;
•	lack of a code of ethics;
•	lack of a whistleblower policy;
•	lack of an independent board of directors or board committees related to financial reporting; and
•	lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the 2020 and 2021 fiscal years, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Management’s Remediation Plan

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

•	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and
•	adopt a written whistleblower policy and code of ethics; and
•	appoint an independent board of directors, including board committees related to financial controls and reporting.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the fiscal year ended July 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal year ended July 31, 2020.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Suzanne I. Barth	59	Director Chief Executive Officer, Chief Financial Officer

Edward A. Barth	62	Director President

Eugen H. Swearengin	66	Director Secretary

Ronald H. Tassinari*	76	Director

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

DESCRIPTION

Background Information about Our Officers and Directors

Suzanne I. Barth, age 59, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 28 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

Edward A. Barth, age 62 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

Eugene H. Swearengin, age 66, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman’s card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 39 years. He resides in North Canton, Ohio.

Ronald J. Tassinari, age 76, has been engaged in the gaming and hospitality industry for over thirty years. He has served as Chairman and Chief Executive Officer of a publicly traded company (“Company”) that operated in the Tribal casino, and commercial casino related industries.

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

Mr. Tassinari’ prior experience includes over a decade of service with the Wall Street firms of Merrill Lynch, Pierce, Fenner & Smith, and A G Becker Securities.

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

ITEM 11. EXECUTIVE COMPENSATION

				Other	Restricted	Securities Underlying		All
Name and Principal Position	Year	Salary	Bonus	Annual Compensation	Stock Award	Options/ SARs	LTIP Payouts	Other Compensation
Suzanne I. Barth, CEO	2018	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2019	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Edward A. Barth, President	2018	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2019	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Eugene H. Swearengin, Secretary	2018	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2019	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

None of the directors of the Company receive any salary for services rendered as a director of the Company.

The Corporation does not have written employment agreements or consulting agreements with any of the Company’s officers. All of the Company’s officers work on a part-time basis for the Company without compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of October 15, 2020, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 14,027,834 common shares were issued and outstanding as of October 15, 2020. The address for all officers and directors is 5046 E. Boulevard, NW, Canton, OH 44718.

	Amount and Nature
Name and Address of Beneficial Owner	of Beneficial Ownership (1) (2)	Percent of Class

Executive Officers and Directors
Suzanne I. Barth, (5) Chief Executive Officer, Chief Financial Officer, Director	2,951,667	21.0%

Edward A. Barth, President and Director	879,167	6.3%

Eugene H. Swearengin	185,000	1.3%

All Officers and Directors as a Group (three persons)	4,015,834	28.6%

Partners
Ronald Tassinari (3)
P.O. Box 81890
Las Vegas, NV 89180	1,535,164	10.9%

Jericho Partners, LLC (4)
33 Main St.
Newtown, CN 06470	1,402,279	10.0%

Byron Georgiou
2857 Paradise Road #3502
Las Vegas, NV 89109	2,172,714	15.5%

* Assumes there is a Closing of the Equity Purchase Agreement between the Company and Jericho Associates, Inc.

•	All ownership is beneficial and of record, unless indicated otherwise.

•	The Beneficial owner has sole voting and investment power with respect to the shares shown.

•	Consists of 1,523,370 owned by Ronald Tassinari and 11,794 owned by RT Two, LLC , a limited liability company that is controlled by Ronald Tassinari.

•	Jericho Partners, LLC is a single member limited liability company controlled by Robert Tassinari

•	Upon the Closing of the Equity Purchase Agreement, Suzanne Barth will contribute to the Company for cancellation, 2,401,667 shares, and will retain 550,000 of her shares. The 550,000 shares will represent 5.2% of the shares outstanding upon such closing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $-0- for the years ended July 31, 2020 and 2019. The amount payable to the related party was $ 0 at July 31, 2020 and 2019.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both July 31, 2020 and 2019. Effective July 31, 2013, further interest accrual was waived by the noteholders.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,617 to the Company at various times between November 2012 and July 2019. The balances on the advances are $124,617 and $121,366 at July 31, 2020 and 2019, respectively. The advances carry no interest.

From June 5, 2017 through July 31, 2020, Jericho made loans to the Company totaling $144,217. The loans are repayable on demand.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Accell Audit & Compliance, PA, billed an aggregate of $25,000 the year ended July 31, 2020 and $25,000 the year ended July 31, 2019 for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of Chief Exective Officer pursuant to Section 302
31.2	Certification of Chief Financial Officer pursuant to Section 302
32.1	Certification of Chief Exective Officer pursuant to Section 906
32.2	Certification of Chief Financial Officer pursuant to Section 906
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	Linkbase XBRL Taxonomy Presentation Linkbase

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

Concrete Leveling Systems, Inc.

Date: October 23, 2020	By:	/s/ Suzanne I. Barth
Suzanne I. Barth, CEO

	By:	/s/ Edward A. Barth
Edward A. Barth, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Concrete Leveling Systems, Inc.

Date: October 23, 2020	By:	/s/ Suzanne I. Barth
Suzanne I. Barth, CEO
its Principal Executive Officer,
its Principal Financial Officer, and
its Principal Accounting Officer and Director

By:	/s/ Edward A. Barth
Edward A. Barth, President

By:	/s/ Eugene H. Swearengin
Eugene H. Swearengin, Director

