Form 10-Q
period 2020-10-31
Concrete Leveling Systems Inc
filed 2020-12-14
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

 _________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of November 1, 2020

CONCRETE LEVELING SYSTEMS, INC.

CONCRETE LEVELING SYSTEMS, INC.
BALANCE SHEETS
OCTOBER 31, 2020 AND JULY 31, 2020

	October 31, 2020	July 31, 2020
	(Unaudited)
Assets

Current Assets
Cash	$203	$1,049
Accounts receivable, net	180	140
Inventory	24,721	24,835
Prepaid expenses and other current assets	228	913
Total Current Assets	25,332	26,937

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Total Assets	$25,332	$26,937

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$16,836	$16,836
Accrued interest - stockholders	15,139	15,139
Other accrued expenses	11,258	9,140
Advances - stockholders	288,048	268,834
Notes payable - stockholders	62,750	62,750
Total Current Liabilities	394,031	372,699

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized: 14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(815,935)	(792,998)
Total Stockholders’ Deficit	(368,699)	(345,762)

Total Liabilities and Stockholders’ Deficit	$25,332	$26,937

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019 (Unaudited)

	2020	2019

Equipment and parts sales	$330	$125

Cost of sales	114	50

Gross margin	216	75

Expenses
Legal and professional fees	19,846	17,550
Selling, general and administration	3,076	2,270
Total expenses	22,922	19,820

Loss from Operations	(22,706)	(19,745)

Other income (expense)
Interest expense	(231)	(273)
Total other expense	(231)	(273)

Net Loss before income taxes	(22,937)	(20,018)

Provision for Income Taxes	-	-

Net Loss	$(22,937)	$(20,018)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2019	14,027,834	$14,027	$433,209	$(752,941)	$(305,705)

Net loss	-	-	-	(20,018)	(20,018)

Balance October 31, 2019	14,027,834	$14,027	$433,209	$(772,959)	$(325,723)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2020	14,027,834	$14,027	$433,209	$(792,998)	$(345,762)

Net loss	-	-	-	(22,937)	(22,937)

Balance October 31, 2020	14,027,834	$14,027	$433,209	$(815,935)	$(368,699)

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019 (Unaudited)

	2020	2019

Cash Flows from Operating Activities

Net loss	$(22,937)	$(20,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(40)	575
Inventory	114	50
Prepaid expenses and other current assets	685	718
Other accrued expenses	2,118	258
Net cash from operating activities	(20,060)	(18,417)

Cash Flows from Financing Activities
Advances from stockholders	19,214	18,561
Net cash from financing activities	19,214	18,561

Net increase (decrease) in cash	(846)	144
Cash - beginning	1,049	48
Cash - ending	$203	$192

Supplemental Disclosure of Cash Flows Information
Interest	$231	$273
Income Taxes	$-	$-

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2020 AND July 31, 2020

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

On December 6, 2019, Jericho and VegasWinners terminated the Jericho/VegasWinners Transaction.  On October 31, 2020, Jericho, VegasWinners, and a creditor of Jericho agreed that: (i) VegasWinners’ indebtedness to Jericho would be cancelled; (ii) Jericho’s indebtedness to the Jericho creditor would be cancelled; and (iii) Jericho would cause 10,000 shares of issued and outstanding Company shares to be transferred to the creditor.  In addition,  Jericho exchanged General Releases with VegasWinners and the Jericho creditor. Jericho has arranged to borrow 10,000 shares of the Company to transfer to the Jericho creditor.

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at October 31, 2020 and July 31, 2020.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $- for the three months ended October 31, 2020 and 2019.

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

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2020, current liabilities exceed current assets by $368,699, and total liabilities exceed total assets by $368,699.

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

As of October 31, 2020, the Company had net operating loss carry forwards of approximately $657,546 that may be available to reduce future years’ taxable income in varying amounts through 2040.

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

Income taxes on continuing operations include the following:

	Oct 31, 2020	Oct 31, 2019

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	Oct 31, 2020		Oct 31, 2019
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(4,800)	(21)	(8,300)	(21)

Income taxes at statutory rate	$(4,800)	(21)%	$(8,300)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:
	Oct 31, 2020	Oct 31, 2019

Net operating loss carryforwards	$138,100	$124,900

Compensation and miscellaneous	3,200	3,200

Deferred tax assets	141,300	128,100

Valuation Allowance	(141,300)	(128,100)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2017 through 2020 are subject to examination by major taxing authorities.

NOTE 4 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both October 31, 2020 and July 31, 2020. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at October 31, 2020 and July 31, 2020.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,617 to the Company at various times between November 2012 and October 2020. The balances on the advances are $124,117 and $124,617 at October 31, 2020 and July 31, 2020, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company totaling $163,931 at various times between August 2018 and October 2020. The balances on these advances are $163,931 and $144,217 at October 31, 2020 and July 31, 2020, respectively. The advances carry no interest.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of October 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 8, 2020, the date the financial statements were available to be issued. There are no subsequent events to report.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this report, unless otherwise indicated or the context oterwise requires, all reference herein to "Concrete Leveling Systems", "CLEV", "the Company, "we", "us", and "our", refer to Concrete Leveling Systems, Inc., a Nevada corporation.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of October 31, 2020, and the results of operations for the three months ended October 31, 2020. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2020 and 2019.

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

On December 6, 2019, Jericho and VegasWinners terminated the Jericho/VegasWinners Transaction.  On October 31, 2020, Jericho, VegasWinners, and a creditor of Jericho agreed that: (i) VegasWinners’ indebtedness to Jericho would be cancelled; (ii) Jericho’s indebtedness to the Jericho creditor would be cancelled; and (iii) Jericho would cause 10,000 shares of issued and outstanding Company shares to be transferred to the creditor.  In addition,  Jericho exchanged General Releases with VegasWinners and the Jericho creditor. Jericho has arranged to borrow 10,000 shares of the Company to transfer to the Jericho creditor.

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

For the Three Months Ended October 31, 2020 Compared to the Three Months Ended October 31, 2019

The Company generated $330 in revenue for the three months ended October 31, 2020, which compares to revenue of $125 for the three months ended October 31, 2019. Our revenues increased during the three months ended October 31, 2020 due to increased sales of our concrete leveling parts.

Cost of sales for the three months ended October 31, 2020 was $114, which compares to cost of sales of $50 for the three months ended October 31, 2019. Our revenues increased during the three months ended October 31, 2020, which resulted in a similar increase in our cost of sales during the period.

Operating expenses, which consisted of selling, general, administrative expenses, and legal and professional fees for the three months ended October 31, 2020, were $22,922. This compares with operating expenses for the three months ended October 31, 2019 of $19,820. Our operating expenses increased during the three months ended October 31, 2020 due to an increase in our legal and professional fees.

As a result of the foregoing, we had a net loss of $22,937 for the three months ended October 31, 2020. This compares with a net loss of $20,018 for the three months ended October 31, 2019.

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

Liquidity and Capital Resources

As of October 31, 2020, we had cash or cash equivalents of $203. As of July 31, 2020, we had cash or cash equivalents of $1,049.

We believe that with our existing cash flows, we do not have sufficient cash to meet our operating requirements for the next twelve months. We believe that with the addition of our gaming and hospitality business, we will begin to generate increased revenue over the 2021 fiscal year. However, if our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of debt or equity securities. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities for the three months ended October 31, 2020 was $20,060. This compares to net cash used in operating activities of $18,417 for the three months ended October 31, 2019.

Cash flows provided by financing activities were $19,214 for the three months ended October 31, 2020 which compares to cash flows provided by financing activities of $18,561 for the three months ended October 31, 2019. The change in cash flows provided by financing activities is due to an increase in advances from stockholders during the three months ended October 31, 2020. We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of October 31, 2020, our total assets were $25,332 and our total liabilities were $394,031. July 31, 2020, our total assets were $26,937 and our total liabilities were $372,699.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2020, our liabilities exceed our assets by $368,699.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2020. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended October 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three month period ended October 31, 2020.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: December 8, 2020	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: December 8, 2020	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

