Form 10-Q
period 2021-01-31
Concrete Leveling Systems Inc
filed 2021-03-15
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

 ___________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of  March 5, 2021.

CONCRETE LEVELING SYSTEMS, INC.

CONCRETE LEVELING SYSTEMS, INC.
BALANCE SHEETS
JANUARY 31, 2021 AND JULY 31, 2020

	January 31, 2021	July 31, 2020
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$102	$1,049
Accounts receivable, net	-	140
Inventory	24,662	24,835
Prepaid expenses and other current assets	2,088	913
Total Current Assets	26,852	26,937

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$26,852	$26,937

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$16,836	$16,836
Accrued interest - stockholders	15,890	15,139
Other accrued expenses	8,852	9,140
Advances - stockholders	173,955	268,834
Notes payable - stockholders	186,967	62,750
Total Current Liabilities	402,500	372,699

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Common stock (par value $0.001)
100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(822,884)	(792,998)
Total Stockholders’ Deficit	(375,648)	(345,762)

Total Liabilities and Stockholders’ Deficit	$26,852	$26,937

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021

	Three Months Ended	Six Months Ended
	January 31, 2021	January 31, 2021
	(Unaudited)	(Unaudited)

Equipment and parts sales	$145	$475

Cost of sales	59	173

Gross margin	86	302

Expenses
Legal and professional fees	4,350	24,196
Selling, general and administration	1,704	4,780
Total expenses	6,054	28,976

Loss from operations	(5,968)	(28,674)

Other income (expense)
Interest expense	(981)	(1,212)
Total other expense	(981)	(1,212)

Net loss before income taxes	(6,949)	(29,886)

Provision for income taxes	-	-

Net loss	$(6,949)	$(29,886)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020

	Three Months Ended	Six Months Ended
	January 31, 2020	January 31, 2020
	(Unaudited)	(Unaudited)

Equipment and parts sales	$150	$275

Cost of sales	50	100

Gross margin	100	175

Expenses
Legal and professional fees	4,250	21,800
Selling, general and administration	1,297	3,567
Total expenses	5,547	25,367

Loss from operations	(5,447)	(25,192)

Other income (expense)
Interest expense	(262)	(535)
Total other expense	(262)	(535)

Net Loss before income taxes	(5,709)	(25,727)

Provision for income taxes	-	-

Net loss	$(5,709)	$(25,727)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JANUARY 31, 2021 AND 2020 (UNAUDITED)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2020	14,027,834	$14,027	$433,209	$(792,998)	$(345,762)

Net loss	-	-	-	(29,886)	(29,886)

Balance January 31, 2021	14,027,834	$14,027	$433,209	$(822,884)	$(375,648)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2019	14,027,834	$14,027	$433,209	$(752,941)	$(305,705)

Net loss	-	-	-	(25,727)	(25,727)

Balance January 31, 2020	14,027,834	$14,027	$433,209	$(778,668)	$(331,432)

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020 (UNAUDITED)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance October 31, 2020	14,027,834	$14,027	$433,209	$(815,935)	$(368,699)

Net loss	-	-	-	(6,949)	(6,949)

Balance January 31, 2021	14,027,834	$14,027	$433,209	$(822,884)	$(375,648)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance October 31, 2019	14,027,834	$14,027	$433,209	$(772,959)	$(325,723)

Net loss	-	-	-	(5,709)	(5,709)

Balance January 31, 2020	14,027,834	$14,027	$433,209	$(778,668)	$(331,432)

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2021 AND 2020 (UNAUDITED)

	2021	2020

Cash Flows from Operating Activities

Net loss	$(29,886)	$(25,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	140	700
Inventory	174	100
Prepaid expenses and other current assets	(1,174)	(1,336)
Accrued interest - stockholders	751	-
Other accrued expenses	(290)	(69)
Net Cash Used for Operating Activities	(30,285)	(26,332)

Cash Flows from Financing Activities
Proceeds from notes payable - stockholders	124,217	-
Advances from stockholders, net	(94,879)	26,525
Net Cash Provided by Financing Activities	29,338	26,525

Net increase (decrease) in cash	(947)	193
Cash - beginning	1,049	48
Cash - ending	$102	$241

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$230	$535
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
On December 31, 2020, a stockholder of the company converted
$124,217 of advances to a note payable to the stockholder.

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2021 (UNAUDITED)

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

On December 6, 2019, Jericho and Vegas Winners terminated the Jericho/VegasWinners Transaction. On October 31, 2020, Jericho, VegasWinners, and a creditor of Jericho agreed that: (i) VegasWinners' indebtedness to Jericho would be canceled; (ii) Jericho's indebtedness to the Jericho creditor would be canceled; and (iii) Jericho would cause 10,000 shares of issued and outstanding Company shares to be transferred to the creditor. In addition, Jericho exchanged General Releases with VegasWinners and the Jericho creditor. Jericho has arranged to assign 10,000 shares of the Company to transfer to the Jericho creditor.

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at January 31, 2021 and July 31, 2020.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $0 and $168 for the six months ended January 31, 2021 and 2020.

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

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2021, current liabilities exceed current assets by $375,648, and total liabilities exceed total assets by $375,648.

Success will be dependent upon management’s ability to obtain future financing and liquidity, and success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19

Management has concluded that the COVID-19 outbreak in 2020 may have a significant impact on business in general, but the potential impact on the Company is not currently measurable. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials. Management has not been able to measure the potential financial impact on the Company but will review commercial and federal financing options should the need arise.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Auditing Standards Update No. 2016-02, "Leases". Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease tern. The Company has adopted the new guidance effective July 1, 2019: however, there was no impact to the financial statements.

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

As of January 31, 2021, the Company had net operating loss carry forwards of approximately $664,495 that may be available to reduce future years’ taxable income in varying amounts through 2040.

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

Income taxes on continuing operations include the following:

	Jan 31, 2021	Jan 31, 2020

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	Jan 31, 2021		Jan 31, 2020
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount
Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(6,300)	(21)	(5,400)	(21)

Income taxes at statutory rate	$(6,300)	(21)%	$(5,400)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:
	Jan 31, 2021	Jan 31, 2020

Net operating loss carryforwards	$139,500	$130,300

Compensation and miscellaneous	3,200	3,200

Deferred tax assets	142,700	133,500

Valuation Allowance	(142,700)	(133,500)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2017 through 2020 are subject to examination by major taxing authorities.

NOTE 4 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both January 31, 2021 and July 31, 2020. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at January 31, 2021 and July 31, 2020.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest at January 31, 2021 is $751. The balances on the advances and note payable are $100 and $124,617 at January 31, 2021, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company at various times between August 2018 and January 2021. The balances on these advances are $173,855 and $268,834 at January 31, 2021 and July 31, 2020, respectively. The advances carry no interest.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of January 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 15, 2021, the date the financial statements were available to be issued. There are no subsequent events to report.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "Concrete Leveling Systems", "CLEV", "the Company, "we", "us", and "our", refer to Concrete Leveling Systems, Inc., a Nevada corporation.

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

Management has concluded that the COVID-19 outbreak in 2020 may have a significant impact on business in general, but the potential impact on the Company is not currently measurable. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials. Management has not been able to measure the potential financial impact on the Company but will review commercial and federal financing options should the need arise.

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	Tends affecting the Company’s financial condition, results of operations, or future prospects;
•	The Company’s business and growth strategies;
•	The Company’s financing plans and forecasts;
•	The factors that we expect to contribute to our success and the Company’s ability to be successful in the future;
•	The Company’s business model and strategy for realizing positive results as sales increase;
•	Competition, including the Company’s ability to respond to such competition and its expectations regarding continued competition in the market in which the Company competes;
•	Expenses;
•	The Company’s ability to meet its projected operating expenditures and the costs associated with development of new projects;
•	The Company’s ability to pay dividends or to pay any specific rate of dividends, if declared;
•	The impact of new accounting pronouncements on its financial statements;
•	That the Company’s cash flows from operating activities will be sufficient to meet its projected operating expenditures for the next twelve months;
•	The Company’s market risk exposure and efforts to minimize risk;
•	Development opportunities and its ability to successfully take advantage of such opportunities;
•	Regulations, including anticipated taxes, tax credits or tax refunds expected;
•	The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, the Company’s estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on the Company’s financial statements;
•	The Company’s overall outlook including all statements under Management’s Discussion and Analysis or Plan of Operation;
•	That estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and
•	Expectations, plans, beliefs, hopes or intentions regarding the future.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of January 31, 2021, and the results of operations for the three and six months ended January 31, 2021. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2020 and 2019.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of January 31, 2021), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of January 31, 2021), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of January 31, 2021). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

On December 6, 2019, Jericho and Vegas Winners terminated the Jericho/VegasWinners Transaction. On October 31, 2020, Jericho, VegasWinners, and a creditor of Jericho agreed that: (i) VegasWinners' indebtedness to Jericho would be canceled; (ii) Jericho's indebtedness to the Jericho creditor would be canceled; and (iii) Jericho would cause 10,000 shares of issued and outstanding Company shares to be transferred to the creditor. In addition, Jericho exchanged General Releases with VegasWinners and the Jericho creditor. Jericho has arranged to assign 10,000 shares of the Company to transfer to the Jericho creditor.

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

For the Three and Six Months Ended January 31, 2021 Compared to the Three and Six Months Ended January 31, 2020

The Company generated $145 in revenue for the three months ended January 31, 2021, which compares to revenue of $150 for the three months ended January 31, 2020. Our revenues were essentially unchanged during the three months ended January 31, 2021.

The Company generated $475 in revenue for the six months ended January 31, 2021, which compares to revenue of $275 for the six months ended January 31, 2020. Our revenues increased during the six months ended January 31, 2021 due to additional parts sales.

Cost of sales for the three months ended January 31, 2021 was $59, which compares to cost of sales of $50 for the three months ended January 31, 2020. Our costs of sales were essentially unchanged during the three months ended January 31, 2021.

Cost of sales for the six months ended January 31, 2021 was $173, which compares to cost of sales of $100 for the six months ended January 31, 2020. Our revenues increased during the six months ended January 31, 2021, which resulted in a similar increase in our cost of sales during the period.

Operating expenses, which consisted of selling, general, administrative expenses, and legal and professional fees for the three months ended January 31, 2021, were $6,054. This compares with operating expenses for the three months ended January 31, 2020 of $5,547. Our operating expenses increased during the three months ended January 31, 2021 primarily due to an increase in our administrative expenses.

Operating expenses, which consisted of selling, general, administrative expenses, and legal and professional fees for the six months ended January 31, 2021, were $28,976. This compares with operating expenses for the six months ended January 31, 2020 of $25,367. Our operating expenses increased during the six months ended January 31, 2021 primarily due to an increase in our legal and professional fees.

As a result of the foregoing, we had a net loss of $6,949 for the three months ended January 31, 2021. This compares with a net loss of $5,709 for the three months ended January 31, 2020.

As a result of the foregoing, we had a net loss of $29,886 for the six months ended January 31, 2021. This compares with a net loss of $25,727 for the six months ended January 31, 2020.

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

Liquidity and Capital Resources

As of January 31, 2021, we had cash of $102. As of July 31, 2020, we had cash of $1,049.

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

Net cash used in operating activities for the six months ended January 31, 2021 was $30,285. This compares to net cash used in operating activities of $26,332 for the six months ended January 31, 2020. We experienced a larger operating loss during the six months ended January 31, 2021.

Cash flows provided by financing activities were $29,338 for the six months ended January 31, 2021 which compares to cash flows provided by financing activities of $26,525 for the six months ended January 31, 2020. The change in cash flows provided by financing activities is due to an increase in advances from stockholders during the six months ended January 31, 2021. We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of January 31, 2021, our total assets were $26,852 and our total liabilities were $402,500. As of July 31, 2020, our total assets were $26,937 and our total liabilities were $372,699.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2021, our liabilities exceed our assets by $375,648.

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

Foreign Currency Transactions

None.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2021. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives;

(ii)	lack of a code of ethics;

(iii)	lack of a whistleblower policy;

(iv)	lack of an independent board of directors or board committees related to financial reporting; and

(v)	lack of multiple levels of supervision and review.

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

The remediation efforts set out herein will be implemented in the 2021 and 2022 fiscal years. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended January 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three month period ended January 31, 2021.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: March 15, 2021	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: March 15, 2021	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

