Form 10-Q
period 2021-04-30
Concrete Leveling Systems Inc
filed 2021-06-10
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of June 1, 2021.

CONCRETE LEVELING SYSTEMS, INC.

CONCRETE LEVELING SYSTEMS, INC.

BALANCE SHEETS

APRIL 30, 2021 AND JULY 31, 2020

	April 30, 2021	July 31, 2020
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$691	$1,049
Accounts receivable, net	-	140
Inventory	24,642	24,835
Prepaid expenses and other current assets	1,462	913
Total Current Assets	26,795	26,937

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$26,795	$26,937

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$16,836	$16,836
Accrued interest - stockholders	18,141	15,139
Other accrued expenses	8,469	9,140
Advances - stockholders	500	268,834
Notes payable - stockholders	366,042	62,750
Total Current Liabilities	409,988	372,699

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(830,429)	(792,998)
Total Stockholders’ Deficit	(383,193)	(345,762)

Total Liabilities and Stockholders’ Deficit	$26,795	$26,937

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2021

	Three Months Ended	Nine Months Ended
	April 30, 2021	April 30, 2021
	(Unaudited)	(Unaudited)

Equipment and parts sales	$1,790	$2,265

Cost of sales	995	1,169

Gross margin	795	1,096

Expenses
Legal and professional fees	4,550	28,746
Selling, general and administration	1,320	6,100
Total expenses	5,870	34,846

Loss from operations	(5,075)	(33,750)

Other income (expense)
Interest expense	(2,470)	(3,681)
Total other expense	(2,470)	(3,681)

Net loss before income taxes	(7,545)	(37,431)

Provision for income taxes	-	-

Net loss	$(7,545)	$(37,431)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020

	Three Months Ended	Nine Months Ended
	April 30, 2020	April 30, 2020
	(Unaudited)	(Unaudited)

Equipment and parts sales	$300	$575

Cost of sales	71	171

Gross margin	229	404

Expenses
Legal and professional fees	4,350	26,150
Selling, general and administration	3,977	7,543
Total expenses	8,327	33,693

Loss from operations	(8,098)	(33,289)

Other income (expense)
Interest expense	(255)	(791)
Total other expense	(255)	(791)

Net Loss before income taxes	(8,353)	(34,080)

Provision for income taxes	-	-

Net loss	$(8,353)	$(34,080)

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	6,395,418	6,395,418

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED APRIL 30, 2021 AND 2020 (UNAUDITED)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2020	14,027,834	$14,027	$433,209	$(792,998)	$(345,762)

Net loss	-	-	-	(37,431)	(37,431)

Balance April 30, 2021	14,027,834	$14,027	$433,209	$(830,429)	$(383,193)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2019	14,027,834	$14,027	$433,209	$(752,941)	$(305,705)

Net loss	-	-	-	(34,080)	(34,080)

Balance April 30, 2020	14,027,834	$14,027	$433,209	$(787,021)	$(339,785)

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2021 AND 2020 (UNAUDITED)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance January 31, 2021	14,027,834	$14,027	$433,209	$(822,884)	$(375,648)

Net loss	-	-	-	(7,545)	(7,545)

Balance April 30, 2021	14,027,834	$14,027	$433,209	$(830,429)	$(383,193)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance January 31, 2020	14,027,834	$14,027	$433,209	$(778,668)	$(331,432)

Net loss	-	-	-	(8,353)	(8,353)

Balance April 30, 2020	14,027,834	$14,027	$433,209	$(787,021)	$(339,785)

  See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2021 AND 2020 (UNAUDITED)

	2021	2020

Cash Flows from Operating Activities

Net loss	$(37,431)	$(34,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	140	700
Inventory	193	(714)
Prepaid expenses and other current assets	(549)	(879)
Accrued interest - stockholders	3,002	-
Other accrued expenses	(671)	1,012
Net Cash Used for Operating Activities	(35,316)	(33,961)

Cash Flows from Financing Activities
Advances from stockholders, net	34,958	34,298
Net Cash Provided by Financing Activities	34,958	34,298

Net increase (decrease) in cash	(358)	337
Cash - beginning	1,049	48
Cash - ending	$691	$385

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$679	$791
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
On December 31, 2020, a stockholder of the company converted $124,217 of advances to a note payable to the stockholder.

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2021 (UNAUDITED)

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

On December 6, 2019, Jericho and Vegas Winners terminated the Jericho/VegasWinners Transaction. On October 31, 2020, Jericho, VegasWinners, and a creditor of Jericho agreed that: (i) VegasWinners’ indebtedness to Jericho would be canceled; (ii) Jericho’s indebtedness to the Jericho creditor would be canceled; and (iii) Jericho would cause 10,000 shares of issued and outstanding Company shares to be transferred to the creditor. In addition, Jericho exchanged General Releases with VegasWinners and the Jericho creditor. Jericho has arranged to assign 10,000 shares of the Company to transfer to the Jericho creditor.

Principal Services

If a transaction with Jericho finalizes, the Company will operate two business divisions, which will be operated simultaneously and consist of the following:

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from contracts with customers”. Revenue is recognized when a customer obtains control of the promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount; (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of FASB ASC Topic 606 at contract inception, the Company reviews the contract to determine which performance obligation the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at April 30, 2021 and July 31, 2020.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $0 and $2,382 for the nine months ended April 30, 2021 and 2020.

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

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2021, current liabilities exceed current assets by $383,193, and total liabilities exceed total assets by $383,193.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Auditing Standards Update No. 2016-02, “Leases”. Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease tern. The Company has adopted the new guidance effective August 1, 2019: however, there was no impact to the financial statements.

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

As of April 30, 2021, the Company had net operating loss carry forwards of approximately $672,040 that may be available to reduce future years’ taxable income in varying amounts through 2040.

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

Income taxes on continuing operations include the following:

	Apr 30, 2021	Apr 30, 2020

Currently payable	$-0-	$-0-
Deferred	-0-	-0-
Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	Apr 30, 2021		Apr 30, 2020
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(7,900)	(21)	(7,100)	(21)

Income taxes at statutory rate	$(7,900)	(21)%	$(7,100)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	Apr 30, 2021	Apr 30, 2020

Net operating loss carryforwards	$141,100	$132,000

Compensation and miscellaneous	3,800	3,200

Deferred tax assets	144,900	135,200

Valuation Allowance	(144,900)	(135,200)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2017 through 2020 are subject to examination by major taxing authorities.

NOTE 4 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at both April 30, 2021 and July 31, 2020. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at April 30, 2021 and July 31, 2020.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest at April 30, 2021 is $3,002. The balances on the advances and note payable are $500 and $124,217 at April 30, 2021, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company at various times between August 2018 and April 2021. The balances on these advances are $179,075 and $144,217 at April 30, 2021 and July 31, 2020, respectively. The advances carry no interest.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2021, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through June 1, 2021, the date the financial statements were available to be issued. There are no subsequent events to report.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Concrete Leveling Systems”, “CLEV”, “the Company, “we”, “us”, and “our”, refer to Concrete Leveling Systems, Inc., a Nevada corporation.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of April 30, 2021, and the results of operations for the three and nine months ended April 30, 2021. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2020 and 2019.

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

On December 6, 2019, Jericho and Vegas Winners terminated the Jericho/VegasWinners Transaction. On October 31, 2020, Jericho, VegasWinners, and a creditor of Jericho agreed that: (i) VegasWinners’ indebtedness to Jericho would be canceled; (ii) Jericho’s indebtedness to the Jericho creditor would be canceled; and (iii) Jericho would cause 10,000 shares of issued and outstanding Company shares to be transferred to the creditor. In addition, Jericho exchanged General Releases with VegasWinners and the Jericho creditor. Jericho has arranged to assign 10,000 shares of the Company to transfer to the Jericho creditor.

Principal Services

If a transaction with Jericho finalizes, the Company will operate two business divisions, which will be operated simultaneously and consist of the following:

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

For the Three and Nine months Ended April 30, 2021 Compared to the Three and Nine months Ended April 30, 2020

The Company generated $1,790 in revenue for the three months ended April 30, 2021, which compares to revenue of $300 for the three months ended April 30, 2020. Our revenues increased during the three months ended April 30, 2021, due to additional parts sales.

The Company generated $2,265 in revenue for the nine months ended April 30, 2021, which compares to revenue of $575 for the nine months ended April 30, 2020. Our revenues increased during the nine months ended April 30, 2021 due to additional parts sales.

Cost of sales for the three months ended April 30, 2021 was $995, which compares to cost of sales of $71 for the three months ended April 30, 2020. Our costs of sales increased during the three months ended April 30, 2021 due to additional parts sales.

Cost of sales for the nine months ended April 30, 2021 was $1,169, which compares to cost of sales of $171 for the nine months ended April 30, 2020. Our revenues increased during the nine months ended April 30, 2021, which resulted in a similar increase in our cost of sales during the period.

Operating expenses, which consisted of selling, general, administrative expenses, and legal and professional fees for the three months ended April 30, 2021, were $5,870. This compares with operating expenses for the three months ended April 30, 2020 of $8,327. Our operating expenses decreased during the three months ended April 30, 2021 primarily due to an decrease in our administrative expenses.

Operating expenses, which consisted of selling, general, administrative expenses, and legal and professional fees for the nine months ended April 30, 2021, were $34,846. This compares with operating expenses for the nine months ended April 30, 2020 of $33,693. Our operating expenses increased during the nine months ended April 30, 2021 primarily due to an increase in our legal and professional fees.

As a result of the foregoing, we had a net loss of $7,545 for the three months ended April 30, 2021. This compares with a net loss of $8,353 for the three months ended April 30, 2020.

As a result of the foregoing, we had a net loss of $37,431 for the nine months ended April 30, 2021. This compares with a net loss of $34,080 for the nine months ended April 30, 2020.

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

Liquidity and Capital Resources

As of April 30, 2021, we had cash of $691. As of July 31, 2020, we had cash of $1,049.

We believe that with our existing cash flows, we do not have sufficient cash to meet our operating requirements for the next twelve months. We believe that with the addition of our gaming and hospitality business, we will begin to generate increased revenue over the 2022 fiscal year. However, if our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of debt or equity securities. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities for the nine months ended April 30, 2021 was $35,316. This compares to net cash used in operating activities of $33,961 for the nine months ended April 30, 2020. We experienced a larger operating loss during the nine months ended April 30, 2021.

Cash flows provided by financing activities were $34,958 for the nine months ended April 30, 2021 which compares to cash flows provided by financing activities of $34,298 for the nine months ended April 30, 2020. The change in cash flows provided by financing activities is due to proceeds from notes payable to stockholders in conjunction with a decrease in advances from stockholders during the nine months ended April 30, 2021. We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of April 30, 2021, our total assets were $26,795 and our total liabilities were $409,988. As of July 31, 2020, our total assets were $26,937 and our total liabilities were $372,699.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2021, our liabilities exceed our assets by $383,193.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2021. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the nine month period ended April 30, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the nine month period ended April 30, 2021.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: June 9, 2021	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: June 9, 2021	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

