Form 10-K
period 2021-07-31
Concrete Leveling Systems Inc
filed 2021-10-29
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2021

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

As of July 31, 2021, the last day of registrant’s fiscal year, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to July 31, 2021, was approximately $11,416,522. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

As of October 15, 2021, the registrant had 14,027,834 shares of common stock issued and outstanding. Market value based on a closing price of $1.68 is $23,566,761.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of July 31, 2021 and 2020 and the results of operations for the years ended July 31, 2021 and 2020.

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

Organization

As of October 29, 2021 we were comprised of the parent company Concrete Leveling Systems, Inc. Upon the closing of the acquisition of Jericho, Jericho will become a wholly owned subsidiary of the Company.

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

Backlog

At July 31, 2021, we had no backlog.

Employees

As of July 31, 2021, we have 0 full time employees and 0 part time employees.

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

Fiscal year ended July 31, 2021	High	Low

First Quarter	2.75	1.32
Second Quarter	3.25	1.32
Third Quarter	3.25	1.42
Fourth Quarter	2.69	0.28

Fiscal year ended July 31, 2020	High	Low

First Quarter	3.34	2.96
Second Quarter	3.99	2.28
Third Quarter	2.85	1.04
Fourth Quarter	3.15	1.64

Holders

As of October 15, 2021, there were 34 record holders of our common stock, and there were 14,027,834 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal years ended July 31, 2021 and 2020. For detailed financial information, see the audited Financial Statements included in this report.

Years Ended July 31	2021	2020

Cash	$815	$1,049
Total Assets	26,173	26,937
Total Liabilities	417,750	372,699
Stockholders’ Deficit	391,577	345,762

Operating Data
Revenues	3,105	715
Cost of Sales	1,582	230
Operating Expenses	41,185	39,499
Net Loss	(45,815)	(40,057)

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

Results of Operations

For the Year Ended July 31, 2021 Compared to the Year Ended July 31, 2020

The Company generated $3,105 in revenue for the year ended July 31, 2021, which compares to revenue of $715 for the year ended July 31, 2020. Our revenues increased during the year ended July 31, 2021 due to increased sales of our concrete leveling parts due to an increase in demand in this area.

Cost of sales for the year ended July 31, 2021 was $1,582, which compares to cost of sales of $230 for the year ended July 31, 2020. Our revenues increased during the year ended July 31, 2021, which resulted in a similar increase in our cost of sales during the period.

Operating expenses, which consisted of legal and professional fees and selling, general and administrative expenses for the year ended July 31, 2021, were $41,185. This compares with operating expenses for the year ended July 31, 2020 of $39,499. Our operating expenses increased during the year ended July 31, 2021 due to an increase in our legal and professional fees.

As a result of the foregoing, we had a net loss of $45,815 for the year ended July 31, 2021. This compares with a net loss of $40,057 for the year ended July 31, 2020.

In its audited financial statements as of July 31, 2021, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of July 31, 2021, we had cash or cash equivalents of $815. As of July 31, 2020, we had cash or cash equivalents of $1,049.

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

Net cash used in operating activities for the year ended July 31, 2021 was $40,577. This compares to net cash used in operating activities of $40,622 for the year ended July 31, 2020. This change is primarily due to a decrease in inventory  and an increase in accrued interest during the year ended July 31, 2021.

Cash flows provided by financing activities were $40,343 for the year ended July 31, 2021 which compares to cash flows provided by financing activities of $41,623 for the year ended July 31, 2020. The change in cash flows provided by financing activities is due to an increase in advances from stockholders during the year ended July 31, 2021. We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of July 31, 2021, our total assets were $26,173 and our total liabilities were $417,750. As of July 31, 2020, our total assets were $26,937 and our total liabilities were $372,699.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2021, our liabilities exceed our assets by $391,577.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Concrete Leveling Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Concrete Leveling Systems, Inc. (the “Company”) as of July 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

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

Tampa, Florida

October 29, 2021

Concrete Leveling Systems, Inc.
Balance Sheets
July 31, 2021 and 2020

	2021	2020
Assets

Current Assets
Cash	$815	$1,049
Accounts receivable	295	140
Inventory	24,228	24,835
Prepaid expenses	835	913
Total Current Assets	26,173	26,937

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Total Assets	$26,173	$26,937

Liabilities and Stockholders Deficit

Current Liabilities
Accounts payable and accrued expenses	$25,431	$25,976
Accrued interest - stockholders	20,392	15,139
Advances - stockholders	184,960	268,834
Notes payable - stockholders	186,967	62,750
Total Current Liabilities	417,750	372,699

Commitments and Contingencies (Note 5)

Stockholders Deficit
Common stock (par value $0.001)
100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(838,813)	(792,998)
Total Stockholders Deficit	(391,577)	(345,762)

Total Liabilities and Stockholders Deficit	$26,173	$26,937

See notes to financial statements and report of independent registered accounting firm.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Years Ended July 31, 2021 and 2020

	2021	2020

Equipment and parts sales	$3,105	$715

Cost of sales	1,582	230

Gross margin	1,523	485

Expenses
Legal and professional fees	33,096	30,500
Selling, general and administration	8,089	8,999
Total expenses	41,185	39,499

Loss from Operations	(39,662)	(39,014)

Other income (expense)
Interest expense	(6,153)	(1,043)
Total other expense	(6,153)	(1,043)

Net loss before income taxes	(45,815)	(40,057)

Provision for Income Taxes	-	-

Net loss	$(45,815)	$(40,057)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See notes to financial statements and report of independent registered accounting firm.

Concrete Leveling Systems, Inc.
Statements of Stockholders Deficit
For the Years Ended July 31, 2021 and 2020

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2019	14,027,834	$14,027	$433,209	$(752,941)	$(305,705)

Net loss	-	-	-	(40,057)	(40,057)

Balance July 31, 2020	14,027,834	14,027	433,209	(792,998)	(345,762)

Net loss	-	-	-	(45,815)	(45,815)

Balance July 31, 2021	14,027,834	$14,027	$433,209	$(838,813)	$(391,577)

See notes to financial statements and report of independent registered public accounting firm.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Years Ended July 31, 2021 and 2020

	2021	2020

Cash Flows from Operating Activities
Net loss	$(45,815)	$(40,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(155)	560
Inventory	607	(1,605)
Prepaid expenses	78	(195)
Accounts payable and accrued expenses	(545)	675
Accrued interest - stockholders	5,253	-
Net cash from operating activities	(40,577)	(40,622)

Cash Flows from Financing Activities
Advances from stockholders	40,343	41,623
Net cash from financing activities	40,343	41,623

Net (decrease) increase in cash	(234)	1,001
Cash - beginning	1,049	48
Cash - ending	$815	$1,049

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$900	$1,043
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
On December 31, 2020, a stockholder of the company converted $124,217 of advances to a note payable to the stockholder.

See notes to financial statements and report of independent registered public accounting firm.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2021 AND 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, "Revenue from contracts with customers". Revenue is recognized when a customer obtains control of the promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount; (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at July 31, 2021 and 2020.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $0 and $2,382 for the years ended July 31, 2021 and 2020, which is included in selling, general, and administrative expenses on the statements of operations.

Inventories

Inventories, which consist of parts and work in progress, are recorded at the lower of first-in first-out cost or net realizable value (estimated selling price less costs of completion, disposal and transportation). When an impairment suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage and a firm commitment to sell.

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

Income taxes

Concrete Leveling Systems, Inc. recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. The Company also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of July 31, 2021 and 2020, determined that there were no material uncertain tax positions.

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2021, current liabilities exceed current assets by $391,577, and total liabilities exceed total assets by $391,577.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Auditing Standards Update No. 2016-02, "Leases". Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the  present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has adopted the new guidance effective August 1, 2019: however, there was no impact to the financial statements.

NOTE 3 – INCOME TAXES

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

As of July 31, 2021, the Company had net operating loss carry forwards of approximately $675,171 that may be available to reduce future years’ taxable income in varying amounts through 2040.

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

Income taxes on continuing operations include the following:

	Jul 31, 2021	Jul 31, 2020
Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	Jul 31, 2021		Jul 31, 2020
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(8,500)	(21)	(8,400)	(21)

Income taxes at statutory rate	$(8,500)	(21)%	$(8,400)	(21)%

The components of and changes in the net deferred taxes were as follows:

	Jul 31, 2021	Jul 31, 2020
Net operating loss carryforwards	$141,800	$133,300

Compensation and miscellaneous	4,300	3,200

Deferred tax assets	146,100	136,500

Valuation Allowance	(146,100)	(136,500)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2017 through 2021 are subject to examination by major taxing authorities.

NOTE 4 – RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at  July 31, 2021 and 2020 which is included within notes payable – stockholders on the balance sheets. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at July 31, 2021 and 2020.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest at July 31, 2021 is $5,253. The balances on the advances and note payable are $500 and $124,217 at July 31, 2021 and 2020, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company at various times between August 2018 and July 2021. The balances on these advances are $184,460 and $144,617 at July 31, 2021 and 2020, respectively. The advances carry no interest.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of July 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 29, 2021, the date the financial statements were available to be issued. There are no subsequent events to report.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2021. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

•	inadequate segregation of duties consistent with control objectives;
•	lack of a code of ethics;
•	lack of a whistleblower policy;
•	lack of an independent board of directors or board committees related to financial reporting; and
•	lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the 2022 fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

•	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and
•	adopt a written whistleblower policy and code of ethics; and
•	appoint an independent board of directors, including board committees related to financial controls and reporting.

The remediation efforts set out herein will be implemented in the 2022 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the fiscal year ended July 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal year ended July 31, 2021.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

		Director
		Chief Executive Officer
Suzanne Barth	60	Chief Financial Officer

		Director
Edward Barth	63	President

		Director
Eugene Swearengin	67	Secretary

Ronald H. Tassinari*	77	Director

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

DESCRIPTION

Background Information about Our Officers and Directors

Suzanne I. Barth, age 60, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 29 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

Edward A. Barth, age 63 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

Eugene H. Swearengin, age 67, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 40 years. He resides in North Canton, Ohio.

Ronald J. Tassinari, age 77, has been engaged in the gaming and hospitality industry for over thirty years. He has served as Chairman and Chief Executive Officer of a publicly traded company (“Company”) that operated in the Tribal casino, and commercial casino related industries.

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

Presently, Mr. Tassinari is the CEO of Jericho Associates, Inc., and is conducting due diligence on a number of Tribal casino and commercial gaming projects. Jericho is also seeking companies developing new gaming technology and innovations.

Mr. Tassinari's prior experience includes over a decade of service with the Wall Street firms of Merrill Lynch, Pierce, Fenner & Smith, and A G Becker Securities.

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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
Suzanne I. Barth, CEO	2020	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2021	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Edward A. Barth, President	2020	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2021	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Eugene H. Swearengin, Secretary	2020	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2021	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of October 29, 2021, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 14,027,834 common shares were issued and outstanding as of October 29, 2021. The address for all officers and directors is 5046 E. Boulevard, NW, Canton, OH 44718.

	Amount and Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1) (2)	Class

Executive Officers and Directors

Suzanne I. Barth, (5) Chief Executive Officer, Chief Financial Officer, Director	2,951,667	21.0%

Edward A. Barth, President and Director	879,167	6.3%

Eugene H. Swearengin	185,000	1.3%

All Officers and Directors as a Group (three persons)	4,015,834	28.6%

Partners

Ronald Tassinari (3)
P.O. Box 81890
Las Vegas, NV 89180	1,535,164	10.9%

Jericho Partners, LLC (4)
33 Main St.
Newtown, CN 06470	1,402,279	10.0%

Byron Georgiou
2857 Paradise Road #3502
Las Vegas, NV 89109	2,172,714	15.5%

* Assumes there is a Closing of the Equity Purchase Agreement between the Company and Jericho Associates, Inc.

•	All ownership is beneficial and of record, unless indicated otherwise.

•	The Beneficial owner has sole voting and investment power with respect to the shares shown.

•	Consists of 1,523,370 owned by Ronald Tassinari and 11,794 owned by RT Two, LLC , a limited liability company that is controlled by Ronald Tassinari.

•	Jericho Partners, LLC is a single member limited liability company controlled by Robert Tassinari

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

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $-0- for the years ended July 31, 2021 and 2020. The amount payable to the related party was $ 0 at July 31, 2021 and 2020.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at July 31, 2021 and 2020. Effective July 31, 2013, further interest accrual was waived by the noteholders.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest at July 31, 2021 is $5,253. The balances on the advances and note payable are $500 and $124,217 at July 31, 2021, respectively. The advances carry no interest.

From June 5, 2017 through July 31, 2021, Jericho made loans to the Company totaling $184,460. The loans are repayable on demand.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Accell Audit & Compliance, PA, billed an aggregate of $25,000 the year ended July 31, 2021 and $25,000 the year ended July 31, 2020 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

Concrete Leveling Systems, Inc.

Date: October 29, 2021	By:	/s/ Suzanne I. Barth
Suzanne I. Barth, CEO

	By:	/s/ Edward A. Barth
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

Date: October 29, 2021

