Form 10-Q
period 2022-01-31
Concrete Leveling Systems Inc
filed 2022-03-11
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

 _____________________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of  March 1, 2022.

CONCRETE LEVELING SYSTEMS, INC.

Concrete Leveling Systems, Inc.
Balance Sheets
January 31, 2022 and July 31, 2021

	January 31, 2022	July 31, 2021
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$642	$815
Accounts receivable	-	295
Inventory	24,222	24,228
Prepaid expenses	2,022	835
Total Current Assets	26,886	26,173

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$26,886	$26,173

Liabilities and Stockholders Deficit

Current Liabilities
Accounts payable and accrued expenses	$25,299	$25,431
Accrued interest - stockholders	24,895	20,392
Advances - stockholders	213,235	184,960
Notes payable - stockholders	186,967	186,967
Total Current Liabilities	450,396	417,750

Commitments and Contingencies (Note 4)

Stockholders Deficit
Common stock (par value $0.001)
100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(870,746)	(838,813)
Total Stockholders Deficit	(423,510)	(391,577)

Total Liabilities and Stockholders Deficit	$26,886	$26,173

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Three Months Ended January 31, 2022 and 2021 (Unaudited)

	2022	2021

Equipment and parts sales	$160	$145

Cost of sales	59	59

Gross margin	101	86

Operating expenses
Legal and professional fees	4,470	4,350
Selling, general and administration	1,474	1,704
Total operating expenses	5,944	6,054

Loss from Operations	(5,843)	(5,968)

Other income (expense)
Interest expense	(2,473)	(981)
Total other expense	(2,473)	(981)

Net loss before income taxes	(8,316)	(6,949)

Provision for Income Taxes	-	-

Net loss	$(8,316)	$(6,949)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and fully diluted	14,027,834	14,027,834

 See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Six Months Ended January 31, 2022 and 2021 (Unaudited)

	2022	2021

Equipment and parts sales	$335	$475

Cost of sales	111	173

Gross margin	224	302

Operating expenses
Legal and professional fees	23,320	24,196
Selling, general and administration	3,899	4,780
Total operating expenses	27,219	28,976

Loss from Operations	(26,995)	(28,674)

Other income (expense)
Interest expense	(4,938)	(1,212)
Total other expense	(4,938)	(1,212)

Net loss before income taxes	(31,933)	(29,886)

Provision for Income Taxes	-	-

Net loss	$(31,933)	$(29,886)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders' Deficit
For the Three Months Ended January 31, 2022 and 2021 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders
	Shares	Value	Capital	Deficit	Deficit

Balance October 31, 2021	14,027,834	$14,027	$433,209	$(862,430)	$(415,194)

Net loss	-	-	-	(8,316)	(8,316)

Balance January 31, 2022	14,027,834	$14,027	$433,209	$(870,746)	$(423,510)

	Common Stock	Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders
	Shares	Value	Capital	Deficit	Deficit

Balance October 31, 2020	14,027,834	$14,027	$433,209	$(815,935)	$(368,699)

Net loss	-	-	-	(6,949)	(6,949)

Balance January 31, 2021	14,027,834	$14,027	$433,209	$(822,884)	$(375,648)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders' Deficit
For the Six Months Ended January 31, 2022 and 2021 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2021	14,027,834	$14,027	$433,209	$(838,813)	$(391,577)

Net loss	-	-	-	(31,933)	(31,933)

Balance January 31, 2022	14,027,834	$14,027	$433,209	$(870,746)	$(423,510)

	Common Stock	Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2020	14,027,834	$14,027	$433,209	$(792,998)	$(345,762)

Net loss	-	-	-	(29,886)	(29,886)

Balance January 31, 2021	14,027,834	$14,027	$433,209	$(822,884)	$(375,648)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Six Months Ended January 31, 2022 and 2021 (Unaudited)

	2022	2021

Cash Flows from Operating Activities

Net loss	$(31,933)	$(29,886)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts receivable	295	140
Inventory	6	174
Prepaid expenses	(1,187)	(1,174)
Accounts payable and accrued expenses	(132)	(290)
Accrued interest - stockholders	4,503	751
Net cash from operating activities	(28,448)	(30,285)

Cash Flows from Financing Activities
Proceeds from notes payable - stockholders	-	124,217
Advances from stockholders	28,275	(94,879)
Net cash from financing activities	28,275	29,338

Net decrease in cash	(173)	(947)
Cash - beginning	815	1,049
Cash - ending	$642	$102

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$435	$230
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 2022 AND JULY 31, 2021

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis (the “Project”). The Project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of July 31, 2019), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of July 31, 2019), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of July 31, 2019). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at January 31, 2022 and July 31, 2021.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $0 for the six months ended January 31, 2022 and 2021, which is included in selling, general, and administrative expenses on the statements of operations.

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

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is provided for by using the straight- line method over the estimated useful lives of the respective assets.

Maintenance and repairs are charged to expense as incurred. Major additions and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Income taxes

Concrete Leveling Systems, Inc. recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. The Company also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of January 31, 2022 and 2021, determined that there were no material uncertain tax positions.

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2022, current liabilities exceed current assets by $423,510, and total liabilities exceed total assets by $423,510.

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

NOTE 2 – INCOME TAXES

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

As of January 31, 2022, the Company had net operating loss carry forwards of approximately $702,601 that may be available to reduce future years’ taxable income in varying amounts through 2040.

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

Income taxes on continuing operations include the following:

	Jan 31, 2022	Jan 31, 2021

Currently payable	$0	$0
Deferred	0	0
Total	$0	$0

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	Jan 31, 2022		Jan 31, 2021
	Income	% of Pretax Amount	Income	% of Pretax Amount
Income taxes per statement of operations	$0	0%	$0	0%
Loss for financial reporting purposes without tax expense or benefit	(5,800)	(21)	(6,300)	(21)
Income taxes at statutory rate	$(5,800)	(21)%	$(6,300)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	Jan 31, 2022	Jan 31, 2021
Net operating loss carryforwards	$147,500	$139,500
Compensation and miscellaneous	5,200	3,200
Deferred tax assets	152,700	142,700
Valuation Allowance	(152,700)	(142,700)
Net deferred tax assets:	$0	$0

Tax periods ended July 31, 2017 through 2021 are subject to examination by major taxing authorities.

NOTE 3 – RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at January 31, 2022 and July 31, 2021. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at January 31, 2022 and July 31, 2021.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest is $9,756 and $5,253 at January 31, 2022 and July 31, 2021. The balances on the advances and note payable are $500 and $124,717 at January 31, 2022 and July 31, 2021, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company at various times between August 2018 and January 2022. The balances on these advances are $212,735 and $184,460 at January 31, 2022 and July 31, 2021, respectively. The advances carry no interest.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of January 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 11, 2022, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of January 31, 2022, and the results of operations for the three and six months ended January 31, 2022.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2021 and 2020.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis (the "Project"). The Project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project.

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

For the Three and Six Months Ended January 31, 2022 Compared to the Three and Six Months Ended January 31, 2021

The Company generated $160 in revenue for the three months ended January 31, 2022, which compares to revenue of $145 for the three months ended January 31, 2021.  Our revenues increased during the three months ended January 31, 2022, due to higher parts sales.

The Company generated $335 in revenue for the six months ended January 31, 2022, which compares to revenue of $475 for the six months ended January 31, 2021.  Our revenues decreased during the six months ended January 31, 2022, due to lower parts sales.

Cost of sales for the three months ended January 31, 2022 was $59, which compares to cost of sales of $59 for the three months ended January 31, 2021. Our costs of sales were flat during the three months ended January 31, 2022.

Cost of sales for the six months ended January 31, 2022 was $111, which compares to cost of sales of $173 for the six months ended January 31, 2021. Our costs of sales decreased during the six months ended January 31, 2022 due to lower parts sales.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the three months ended January 31, 2022, were $5,944. This compares with operating expenses for the three months ended January 31, 2021 of $6,054. Our operating expenses decreased during the three months ended January 31, 2022 primarily due to decreases in our administrative expenses, specifically related non-recurring IT expenses during the prior-year quarter.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the six months ended January 31, 2022, were $27,219. This compares with operating expenses for the six months ended January 31, 2021 of $28,976. Our operating expenses decreased during the six months ended January 31, 2022 primarily due to decreases in our professional fees and administrative expenses. We experienced lower compliance and IT expenses during compared to the prior year.

As a result of the foregoing, we had a net loss of $8,316 for the three months ended January 31, 2022. This compares with a net loss of $6,949 for the three months ended January 31, 2021.

As a result of the foregoing, we had a net loss of $31,933 for the six months ended January 31, 2022. This compares with a net loss of $29,886 for the six months ended January 31, 2021.

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

Liquidity and Capital Resources

As of January 31, 2022, we had cash of $642. As of July 31, 2021, we had cash of $815.

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

Net cash used in operating activities for the six months ended January 31, 2022 was $28,448. This compares to net cash used in operating activities of $30,285 for the six months ended January 31, 2021. We experienced a slightly higher operating loss during the six months ended January 31, 2021.

Cash flows provided by financing activities were $28,275 for the six months ended January 31, 2022 which compares to cash flows provided by financing activities of $29,338 for the six months ended January 31, 2021.  The change in cash flows provided by financing activities is due to lower advances from stockholders during the six months ended January 31, 2022.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of January 31, 2022, our total assets were $26,886 and our total liabilities were $450,396. As of July 31, 2021, our total assets were $26,173 and our total liabilities were $417,750.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2022, our liabilities exceed our assets by $423,510.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2022. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the six month period ended January 31, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the six month period ended January 31, 2022.

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

____________

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

CONCRETE LEVELING SYSTEMS, INC.

Date: March 11, 2022	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: March 11, 2022	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

