Form 10-Q
period 2022-04-30
Concrete Leveling Systems Inc
filed 2022-06-13
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of June 10, 2022.

CONCRETE LEVELING SYSTEMS, INC.

Concrete Leveling Systems, Inc.

Balance Sheets

April 30, 2022 and July 31, 2021

	April 30, 2022	July 31, 2021
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$574	$815
Accounts receivable	150	295
Inventory	24,089	24,228
Prepaid expenses	1,415	835
Total Current Assets	26,228	26,173

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$26,228	$26,173

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$26,370	$25,431
Accrued interest - stockholders	27,147	20,392
Advances - stockholders	217,234	184,960
Notes payable - stockholders	186,967	186,967
Total Current Liabilities	457,718	417,750

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized: 14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(878,726)	(838,813)
Total Stockholders’ Deficit	(431,490)	(391,577)

Total Liabilities and Stockholders’ Deficit	$26,228	$26,173

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.

Statements of Operations

For the Three Months Ended April 30, 2022 and 2021 (Unaudited)

	2022	2021

Equipment and parts sales	$447	$1,790

Cost of sales	133	995

Gross margin	314	795

Operating expenses
Legal and professional fees	4,450	4,550
Selling, general and administration	1,383	1,320
Total operating expenses	5,833	5,870

Loss from Operations	(5,519)	(5,075)

Other income (expense)
Interest expense	(2,462)	(2,470)
Total other expense	(2,462)	(2,470)

Net loss before income taxes	(7,981)	(7,545)

Provision for Income Taxes	-	-

Net loss	$(7,981)	$(7,545)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.

Statements of Operations

For the Nine Months Ended April 30, 2022 and 2021 (Unaudited)

	2022	2021

Equipment and parts sales	$782	$2,265

Cost of sales	243	1,169

Gross margin	539	1,096

Operating expenses
Legal and professional fees	27,770	28,746
Selling, general and administration	5,283	6,100
Total operating expenses	33,053	34,846

Loss from Operations	(32,514)	(33,750)

Other income (expense)
Interest expense	(7,399)	(3,681)
Total other expense	(7,399)	(3,681)

Net loss before income taxes	(39,913)	(37,431)

Provision for Income Taxes	-	-

Net loss	$(39,913)	$(37,431)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.

Statements of Stockholders' Deficit

For the Three Months Ended April 30, 2022 and 2021 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance January 31, 2022	14,027,834	$14,027	$433,209	$(870,745)	$(423,509)

Net loss	-	-	-	(7,981)	(7,981)

Balance April 30, 2022	14,027,834	$14,027	$433,209	$(878,726)	$(431,490)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance January 31, 2021	14,027,834	$14,027	$433,209	$(822,884)	$(375,648)

Net loss	-	-	-	(7,545)	(7,545)

Balance April 30, 2021	14,027,834	$14,027	$433,209	$(830,429)	$(383,193)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.

Statements of Stockholders' Deficit

For the Nine Months Ended April 30, 2022 and 2021 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2021	14,027,834	$14,027	$433,209	$(838,813)	$(391,577)

Net loss	-	-	-	(39,913)	(39,913)

Balance April 30, 2022	14,027,834	$14,027	$433,209	$(878,726)	$(431,490)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2020	14,027,834	$14,027	$433,209	$(792,998)	$(345,762)

Net loss	-	-	-	(37,431)	(37,431)

Balance April 30, 2021	14,027,834	$14,027	$433,209	$(830,429)	$(383,193)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.

 Statements of Cash Flows

 For the Nine Months Ended April 30, 2022 and 2021 (Unaudited)

	2022	2021

Cash Flows from Operating Activities

Net loss	$(39,913)	$(37,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	145	140
Inventory	140	193
Prepaid expenses	(580)	(549)
Accounts payable and accrued expenses	939	(671)
Accrued interest - stockholders	6,755	3,002
Net cash used in operating activities	(32,514)	(35,316)

Cash Flows from Financing Activities
Advances from stockholders	32,273	34,958
Net cash from financing activities	32,273	34,958

Net decrease in cash	(241)	(358)
Cash - beginning	815	1,049
Cash - ending	$574	$691

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$645	$679
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2022

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s year-end is July 31.

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at April 30, 2022 and July 31, 2021.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $0 for the nine months ended April 30, 2022 and 2021.

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

Income taxes

Concrete Leveling Systems, Inc. recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. The Company also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of April 30, 2022 and 2021, determined that there were no material uncertain tax positions.

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2022, current liabilities exceed current assets by $431,490, and total liabilities exceed total assets by $431,490.

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

As of April 30, 2022, the Company had net operating loss carry forwards of approximately $708,330 that may be available to reduce future years’ taxable income in varying amounts through 2041.

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

Income taxes on continuing operations include the following:

	Apr 30, 2022	Apr 30, 2021

Currently payable	$-0-	$-0-
Deferred	-0-	-0-
Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	Apr 30, 2022		Apr 30, 2021
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(7,000)	(21)	(7,900)	(21)

Income taxes at statutory rate	$(7,000)	(21)%	$(7,900)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	Apr 30, 2022	Apr 30, 2021

Net operating loss carryforwards	$148,700	$141,100

Compensation and miscellaneous	5,700	3,800

Deferred tax assets	154,400	144,900

Valuation Allowance	(154,400)	(144,900)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2017 through 2021 are subject to examination by major taxing authorities.

NOTE 3 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at April 30, 2022 and July 31, 2021. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at April 30, 2022 and July 31, 2021.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest is $12,008 and $5,253 at April 30, 2022 and July 31, 2021. The balances on the advances and note payable are $750 and $124,717 at April 30, 2022 and $500 and $124,717 at July 31, 2021. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company at various times between August 2018 and April 2022. The balances on these advances are $216,483 and $184,460 at April 30, 2022 and July 31, 2021, respectively. The advances carry no interest.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through June 13, 2022, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of April 30, 2022, and the results of operations for the three and nine months ended April 30, 2022. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2021 and 2020.

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

For the three and nine months ended April 30, 2022 Compared to the three and nine months ended April 30, 2021

The Company generated $447 in revenue for the three months ended April 30, 2022, which compares to revenue of $1,790 for the three months ended April 30, 2021. Our revenues decreased during the three months ended April 30, 2022, due to lower parts sales.

The Company generated $782 in revenue for the nine months ended April 30, 2022, which compares to revenue of $2,265 for the nine months ended April 30, 2021. Our revenues decreased during the nine months ended April 30, 2022, due to lower parts sales.

Cost of sales for the three months ended April 30, 2022 was $133, which compares to cost of sales of $995 for the three months ended April 30, 2021. Our costs of sales decreased during the three months ended April 30, 2022 due to lower parts sales.

Cost of sales for the nine months ended April 30, 2022 was $243, which compares to cost of sales of $1,169 for the nine months ended April 30, 2021. Our costs of sales decreased during the nine months ended April 30, 2022 due to lower parts sales.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the three months ended April 30, 2022, were $5,833. This compares with operating expenses for the three months ended April 30, 2021 of $5,870. Our operating expenses decreased during the three months ended April 30, 2022 primarily due to a decrease in our legal and professional fees.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the nine months ended April 30, 2022, were $33,053. This compares with operating expenses for the nine months ended April 30, 2021 of $34,846. Our operating expenses decreased during the nine months ended April 30, 2022 due to decreases in our professional fees and administrative expenses. We experienced lower compliance and IT expenses compared to the prior year.

As a result of the foregoing, we had a net loss of $7,981 for the three months ended April 30, 2022. This compares with a net loss of $7,545 for the three months ended April 30, 2021.

As a result of the foregoing, we had a net loss of $39,913 for the nine months ended April 30, 2022. This compares with a net loss of $37,431 for the nine months ended April 30, 2021.

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

Liquidity and Capital Resources

As of April 30, 2022, we had cash of $574. As of July 31, 2021, we had cash of $815.

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

Net cash used in operating activities for the nine months ended April 30, 2022 was $32,514. This compares to net cash used in operating activities of $35,316 for the nine months ended April 30, 2021. We experienced a slightly higher operating loss during the nine months ended April 30, 2021.

Cash flows provided by financing activities were $32,273 for the nine months ended April 30, 2022 which compares to cash flows provided by financing activities of $34,958 for the nine months ended April 30, 2021. The change in cash flows provided by financing activities is due to lower advances from stockholders during the nine months ended April 30, 2022. We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of April 30, 2022, our total assets were $26,228 and our total liabilities were $457,718. As of July 31, 2021, our total assets were $26,173 and our total liabilities were $417,750.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2022, our liabilities exceed our assets by $431,490.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2022. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the nine month period ended April 30, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the nine month period ended April 30, 2022.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: June 13, 2022	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: June 13, 2022	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

