Form 10-Q
period 2023-01-31
Concrete Leveling Systems Inc
filed 2023-03-15
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of March 3, 2023.

CONCRETE LEVELING SYSTEMS, INC.

Concrete Leveling Systems, Inc.

Balance Sheets

January 31, 2023 and July 31, 2022

	January 31, 2023	July 31, 2022
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$550	$747
Inventory	24,040	24,182
Prepaid expenses	2,700	809
Total Current Assets	27,290	25,738

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$27,290	$25,738

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$25,743	$25,341
Accrued interest - stockholders	33,901	29,398
Advances - stockholders	250,606	223,326
Notes payable - stockholders	188,217	188,217
Total Current Liabilities	498,467	466,282

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(918,413)	(887,780)
Total Stockholders’ Deficit	(471,177)	(440,544)

Total Liabilities and Stockholders’ Deficit	$27,290	$25,738

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.

Statements of Operations

For the Three Months Ended January 31, 2023 and 2022 (Unaudited)

	2023	2022

Equipment and parts sales	$175	$160

Cost of sales	59	59

Gross margin	116	101

Operating expenses
Legal and professional fees	5,450	4,470
Selling, general and administration	1,894	1,474
Total operating expenses	7,344	5,944

Loss from Operations	(7,228)	(5,843)

Other income (expense)
Interest expense	(2,568)	(2,473)
Total other expense	(2,568)	(2,473)

Net loss before income taxes	(9,796)	(8,316)

Provision for Income Taxes	-	-

Net loss	$(9,796)	$(8,316)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.

Statements of Operations

For the Six Months Ended January 31, 2023 and 2022 (Unaudited)

	2023	2022

Equipment and parts sales	$375	$335

Cost of sales	141	111

Gross margin	234	224

Operating expenses
Legal and professional fees	21,600	23,320
Selling, general and administration	4,165	3,899
Total operating expenses	25,765	27,219

Loss from Operations	(25,531)	(26,995)

Other income (expense)
Interest expense	(5,102)	(4,938)
Total other expense	(5,102)	(4,938)

Net loss before income taxes	(30,633)	(31,933)

Provision for Income Taxes	-	-

Net loss	$(30,633)	$(31,933)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.

Statements of Stockholders' Deficit

For the Three Months Ended January 31, 2023 and 2022 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance October 31, 2022	14,027,834	$14,027	$433,209	$(908,617)	$(461,381)

Net loss	-	-	-	(9,796)	(9,796)

Balance January 31, 2023	14,027,834	$14,027	$433,209	$(918,413)	$(471,177)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance October 31, 2021	14,027,834	$14,027	$433,209	$(862,430)	$(415,194)

Net loss	-	-	-	(8,316)	(8,316)

Balance January 31, 2022	14,027,834	$14,027	$433,209	$(870,746)	$(423,510)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.

Statements of Stockholders' Deficit

For the Six Months Ended January 31, 2023 and 2022 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2022	14,027,834	$14,027	$433,209	$(887,780)	$(440,544)

Net loss	-	-	-	(30,633)	(30,633)

Balance January 31, 2023	14,027,834	$14,027	$433,209	$(918,413)	$(471,177)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2021	14,027,834	$14,027	$433,209	$(838,813)	$(391,577)

Net loss	-	-	-	(31,933)	(31,933)

Balance January 31, 2022	14,027,834	$14,027	$433,209	$(870,746)	$(423,510)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.

 Statements of Cash Flows

 For the Six Months Ended January 31, 2023 and 2022 (Unaudited)

	2023	2022

Cash Flows from Operating Activities
Net loss	$(30,633)	$(31,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	-	295
Inventory	142	6
Prepaid expenses	(1,891)	(1,187)
Accounts payable and accrued expenses	402	(132)
Accrued interest - stockholders	4,503	4,503
Net cash from operating activities	(27,477)	(28,448)

Cash Flows from Financing Activities
Advances from stockholders	27,280	28,275
Net cash from financing activities	27,280	28,275

Net decrease in cash	(197)	(173)
Cash - beginning	747	815
Cash - ending	$550	$642

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$600	$435
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”). The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis (the “Project”). The Project is in the process of regulatory review, finalization of closing documents, and completion of financing. Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of January 31, 2023), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of January 31, 2023), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of January 31, 2023). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at January 31, 2023 and July 31, 2022.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $0 for the six months ended January 31, 2023 and 2022, which is included in selling, general, and administrative expenses on the statements of operations.

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

Income taxes

Concrete Leveling Systems, Inc. recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. The Company also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of January 31, 2023 and 2022, determined that there were no material uncertain tax positions.

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2023, current liabilities exceed current assets by $471,177, and total liabilities exceed total assets by $471,177.

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

As of January 31, 2023, the Company had net operating loss carry forwards of approximately $741,264 that may be available to reduce future years’ taxable income in varying amounts through 2040.

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

Income taxes on continuing operations include the following:

	January 31, 2023	January 31, 2022
Currently payable	$-0-	$-0-
Deferred	-0-	-0-
Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	January 31, 2023		January 31, 2022
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(5,500)	(21)	(5,800)	(21)

Income taxes at statutory rate	$(5,500)	(21)%	$(5,800)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	January 31, 2023	January 31, 2022

Net operating loss carryforwards	$155,700	$147,500

Compensation and miscellaneous	7,100	5,200

Deferred tax assets	162,800	152,700

Valuation Allowance	(162,800)	(152,700)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2018 through 2022 are subject to examination by major taxing authorities.

NOTE 3 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at January 31, 2023 and July 31, 2022. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at January 31, 2023 and July 31, 2022.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest is $18,762 and $14,259 at January 31, 2023 and July 31, 2022. The balances on the advances and note payable are $126,467 and $125,467 at January 31, 2023 and July 31, 2022, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company at various times between August 2018 and January 2023. The balances on these advances are $250,606 and $223,326 at January 31, 2023 and July 31, 2022, respectively. The advances carry no interest.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of January 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 10, 2023, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of January 31, 2023, and the results of operations for the three and six months ended January 31, 2023. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2022 and 2021.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of January 31, 2023), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of January 31, 2023), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of January 31, 2023). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

For the Three and Six Months Ended January 31, 2023 Compared to the Three and Six Months Ended January 31, 2022

The Company generated $175 in revenue for the three months ended January 31, 2023, which compares to revenue of $160 for the three months ended January 31, 2022. Our revenues increased during the three months ended January 31, 2023, due to higher parts sales.

The Company generated $375 in revenue for the six months ended January 31, 2023, which compares to revenue of $335 for the six months ended January 31, 2022. Our revenues increased during the six months ended January 31, 2023, due to higher parts sales.

Cost of sales for the three months ended January 31, 2023 was $59, which compares to cost of sales of $59 for the three months ended January 31, 2022. Our costs of sales were flat during the three months ended January 31, 2023.

Cost of sales for the six months ended January 31, 2023 was $141, which compares to cost of sales of $111 for the six months ended January 31, 2022. Our costs of sales increased during the six months ended January 31, 2023 due to higher parts sales.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the three months ended January 31, 2023, were $7,344. This compares with operating expenses for the three months ended January 31, 2022 of $5,944. Our operating expenses increased during the three months ended January 31, 2023 primarily due to increases in our professional fees resulting from higher accounting and auditing fees.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the six months ended January 31, 2023, were $25,765. This compares with operating expenses for the six months ended January 31, 2022 of $27,219. Our operating expenses increased during the six months ended January 31, 2023 primarily due to an overall increase in our professional fees resulting from higher accounting and auditing fees.

As a result of the foregoing, we had a net loss of $9,796 for the three months ended January 31, 2023. This compares with a net loss of $8,316 for the three months ended January 31, 2022.

As a result of the foregoing, we had a net loss of $30,633 for the six months ended January 31, 2023. This compares with a net loss of $31,933 for the six months ended January 31, 2022.

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

Liquidity and Capital Resources

As of January 31, 2023, we had cash of $550. As of July 31, 2022, we had cash of $747.

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

Net cash used in operating activities for the six months ended January 31, 2023 was $27,477. This compares to net cash used in operating activities of $28,448 for the six months ended January 31, 2022. We experienced a slightly higher operating loss during the six months ended January 31, 2022.

Cash flows provided by financing activities were $27,280 for the six months ended January 31, 2023 which compares to cash flows provided by financing activities of $28,275 for the six months ended January 31, 2022. The change in cash flows provided by financing activities is due to lower advances from stockholders during the six months ended January 31, 2023. We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of January 31, 2023, our total assets were $27,290 and our total liabilities were $498,467. As of July 31, 2022, our total assets were $25,738 and our total liabilities were $466,282.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2023, our liabilities exceed our assets by $471,177.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2023. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

The remediation efforts set out herein will be implemented in the 2023 and 2024 fiscal years. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the six month period ended January 31, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the six month period ended January 31, 2023.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Edward A. Barth.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Suzanne I. Barth.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Edward A. Barth. and Suzanne I. Barth.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CONCRETE LEVELING SYSTEMS, INC.

Date: March 15, 2023	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: March 15, 2023	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

