Form 10-K
period 2023-07-31
Concrete Leveling Systems Inc
filed 2023-10-30
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2023

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

As of July 31, 2023, the last day of registrant’s fiscal year, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to July 31, 2023, was approximately $12,038,522. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

As of October 30, 2023, the registrant had 14,027,834 shares of common stock issued and outstanding. Market value based on a closing price of $1.10 is $15,430,617.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CONCRETE LEVELING SYSTEMS, INC.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Concrete Leveling Systems”, “CLEV”, “the Company”, “we,” “us,” and “our,” refer to Concrete Leveling Systems, Inc., a Nevada corporation.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of July 31, 2023 and 2022 and the results of operations for the years ended July 31, 2023 and 2022.

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”). The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The contemplated over $300 million project, is in the process of regulatory review, finalization of closing documents, and completion of financing. In December 2019, the World Health Organization declared the COVID-19 pandemic officially begun. With this event, many U.S. Government agencies shut down many of their services. The pandemic was declared officially ended on March 11, 2023. On March 14, 2023, the Company and Jericho announced the relationship with Mr. Ray Brown to assist in finalizing regulatory review of current events to close the terms of the March 24, 2017 PA agreement with Jericho. Notwithstanding the identification of the business opportunity the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project.

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 24, 2023), the Company’s Chief Executive Officer will cancel all but 550,000 shares of her common stock held (2,951,667 shares as of October 24, 2023), and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 24, 2023).

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

Organization

As of October 24, 2023 we were comprised of the parent company Concrete Leveling Systems, Inc. Upon the closing of the acquisition of Jericho, Jericho will become a wholly owned subsidiary of the Company.

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

Backlog

As of July 31, 2023, we had no backlog.

Employees

As of July 31, 2023, we have 0 full time employees and 0 part time employees.

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

How to Obtain our SEC Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at clsfabricating.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Our investor relations department can be contacted at our principal executive office located at our principal office, 5046 E. Boulevard NW, Canton, OH 44718. Our telephone number is (330)-966-8120.

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s operations are currently being conducted out of the Company office located at 5046 E. Boulevard, NW Canton, OH 44718, and consists of approximately 2,500 square feet. The Company is provided with this commercial location rent-free from the Company’s President, Edward A. Barth. The Company considers that the current principal office space arrangement is adequate and will reassess its needs based upon the future growth of the Company.

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

Fiscal year ended July 31, 2023	High	Low

First Quarter	3.87	2.43
Second Quarter	3.20	1.51
Third Quarter	3.05	1.54
Fourth Quarter	3.54	1.80

Fiscal year ended July 31, 2022	High	Low

First Quarter	2.50	0.83
Second Quarter	2.05	0.60
Third Quarter	3.96	0.66
Fourth Quarter	4.13	2.50

Holders

As of October 24, 2023, there were 36 recorded holders of our common stock, and there were 14,027,834 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal years ended July 31, 2023 and 2022. For detailed financial information, see the audited Financial Statements included in this report.

Years Ended July, 31	2023	2022

Cash	$682	$747
Total Assets	25,444	25,738
Total Liabilities	519,718	466,282
Stockholders’ Deficit	494,274	440,544

Operating Data
Revenues	870	1,082
Cost of Sales	320	397
Operating Expenses	44,043	39,763
Net Loss	(53,730)	(48,967)

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”). The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The contemplated over $300 million project, is in the process of regulatory review, finalization of closing documents, and completion of financing. In December of 2019, the World Health Organization declared the COVID-19 pandemic officially begun. With this event, many U.S. Government agencies shut down many of their services. The pandemic was declared officially ended on March 11, 2023. On March 14, 2023, the Company and Jericho announced the relationship with Mr. Ray Brown to assist in finalizing regulatory review of current events to close the terms of the March 24, 2017 PA agreement with Jericho. Notwithstanding the identification of the business opportunity the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project.

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 24, 2023), the Company’s Chief Executive Officer will cancel all but 550,000 shares of her common stock held (2,951,667 shares as of October 24, 2023), and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 24, 2023).

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

Results of Operations

For the Year Ended July 31, 2023 Compared to the Year Ended July 31, 2022

The Company generated $870 in revenue for the year ended July 31, 2023, which compares to revenue of $1,082 for the year ended July 31, 2022. Our revenues decreased during the year ended July 31, 2023 due to decreased sales of our concrete leveling parts due to a decrease in demand in this area.

Cost of sales for the year ended July 31, 2023 was $320, which compares to cost of sales of $397 for the year ended July 31, 2022. Our revenues decreased during the year ended July 31, 2023, which resulted in a similar decrease in our cost of sales during the period.

Operating expenses, which consisted of legal and professional fees and selling, general and administrative expenses for the year ended July 31, 2023, were $44,043. This compares with operating expenses for the year ended July 31, 2022 of $39,763. Our operating expenses increased during the year ended July 31, 2023 due to an increase in our legal and professional fees resulting from higher accounting fees.

As a result of the foregoing, we had a net loss of $53,730 for the year ended July 31, 2023. This compares with a net loss of $48,967 for the year ended July 31, 2022.

In its audited financial statements as of July 31, 2023, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of July 31, 2023, we had cash or cash equivalents of $682. As of July 31, 2022, we had cash or cash equivalents of $747.

We believe that with our existing cash flows, we do not have sufficient cash to meet our operating requirements for the next twelve months. We believe that with the addition of our gaming and hospitality business, we will begin to generate increased revenue over the 2024 fiscal year. However, if our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of debt or equity securities. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities for the year ended July 31, 2023 was $44,433. This compares to net cash used in operating activities of $39,684 for the year ended July 31, 2022. This change is primarily due to an increase in net losses during the year ended July 31, 2023.

Cash flows provided by financing activities were $44,368 for the year ended July 31, 2023 which compares to cash flows provided by financing activities of $39,616 for the year ended July 31, 2022. The change in cash flows provided by financing activities is due to a decrease in advances from stockholders during the year ended July 31, 2023. We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of July 31, 2023, our total assets were $25,444 and our total liabilities were $519,718. As of July 31, 2022, our total assets were $25,738 and our total liabilities were $466,282.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2023, our liabilities exceed our assets by $494,274.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Concrete Leveling Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Concrete Leveling Systems, Inc. (the “Company”) as of July 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

October 30, 2023

PCAOB ID# 3289

3001 N. Rocky Point Dr. East, Suite 200 • Tampa, Florida 33607 • 813.367.3527

Concrete Leveling Systems, Inc.
Balance Sheets
July 31, 2023 and 2022

	2023	2022
Assets

Current Assets
Cash	$682	$747
Inventory	23,862	24,182
Prepaid expenses	900	809
Total Current Assets	25,444	25,738

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment	-	-

Total Assets	$25,444	$25,738

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$25,403	$25,341
Accrued interest - stockholders	38,404	29,398
Advances - stockholders	268,944	223,326
Notes payable - stockholders	186,967	188,217
Total Current Liabilities	519,718	466,282

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Common stock (par value $0.001)
100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(941,510)	(887,780)
Total Stockholders’ Deficit	(494,274)	(440,544)

Total Liabilities and Stockholders’ Deficit	$25,444	$25,738

See notes to financial statements and report of independent registered accounting firm.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Years Ended July 31, 2023 and 2022

	2023	2022

Equipment and parts sales	$870	$1,082

Cost of sales	320	397

Gross margin	550	685

Operating expenses
Legal and professional fees	35,050	32,220
Selling, general and administration	8,993	7,543
Total expenses	44,043	39,763

Loss from Operations	(43,493)	(39,078)

Other income (expense)
Interest expense	(10,237)	(9,889)
Total other expense	(10,237)	(9,889)

Net loss before income taxes	(53,730)	(48,967)

Provision for Income Taxes	-	-

Net loss	$(53,730)	$(48,967)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and fully diluted	14,027,834	14,027,834

See notes to financial statements and report of independent registered accounting firm.

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Deficit
For the Years Ended July 31, 2023 and 2022

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2021	14,027,834	$14,027	$433,209	$(838,813)	$(391,577)

Net loss	-	-	-	(48,967)	(48,967)

Balance July 31, 2022	14,027,834	14,027	433,209	(887,780)	(440,544)

Net loss	-	-	-	(53,730)	(53,730)

Balance July 31, 2023	14,027,834	$14,027	$433,209	$(941,510)	$(494,274)

See notes to financial statements and report of independent registered public accounting firm.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Years Ended July 31, 2023 and 2022

	2023	2022

Cash Flows from Operating Activities

Net loss	$(53,730)	$(48,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	-	295
Inventory	320	46
Prepaid expenses	(91)	26
Accounts payable and accrued expenses	62	(90)
Accrued interest - stockholders	9,006	9,006
Net cash from operating activities	(44,433)	(39,684)

Cash Flows from Financing Activities
Advances from stockholders	44,368	39,616
Net cash from financing activities	44,368	39,616

Change in cash	(65)	(68)
Cash - beginning	747	815
Cash - ending	$682	$747

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$1,231	$884
Cash paid for income taxes	$-	$-

See notes to financial statements and report of independent registered public accounting firm.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing. In December of 2019, the World Health Organization declared the COVID-19 pandemic officially begun. With this event, many U.S. Government agencies shut down many of their services. The pandemic was declared officially ended on March 11, 2023. On March 14, 2023, the Company and Jericho announced the relationship with Mr. Ray Brown to assist in finalizing regulatory review of current events to close the terms of the March 24, 2017 PA agreement with Jericho. Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of July 31, 2023), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of July 31, 2023), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of July 31, 2023). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

Accounts Receivable

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectable receivables based on prior experience. The allowance was $0 at July 31, 2023 and 2022.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $864 and $0 for the years ended July 31, 2023 and 2022, respectively.

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

Income taxes

Concrete Leveling Systems, Inc. recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. The Company also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of July 31, 2023 and 2022, determined that there were no material uncertain tax positions.

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2023, current liabilities exceed current assets by $494,274, and total liabilities exceed total assets by $494,274.

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

As of July 31, 2023, the Company had net operating loss carry forwards of approximately $759,856 that may be available to reduce future years’ taxable income in varying amounts through 2042.

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

Income taxes on continuing operations include the following:

	July 31, 2023	July 31, 2022

Currently payable	$-0-	$-0-
Deferred	0	0

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	July 31, 2023		July 31, 2022
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(9,400)	(21)	(8,400)	(21)

Income taxes at statutory rate	$(9,400)	(21)%	$(8,400)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:	July 31, 2023	July 31, 2022

Net operating loss carryforwards	$159,600	$150,200

Compensation and miscellaneous	8,100	6,200

Deferred tax assets	167,700	156,400

Valuation Allowance	(167,700)	(156,400)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2019 through 2023 are subject to examination by major taxing authorities.

NOTE 3 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at July 31, 2023 and 2022. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at July 31, 2023 and 2022 and is included within accrued interest - stockholders on the balance sheets.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest at July 31, 2023 and 2022 is $23,265 and $14,259, respectively and is included within accrued interest - stockholders on the balance sheets. The balances on the advances and note payable are $127,467 and $125,467 at July 31, 2023 and 2022, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company at various times between August 2018 and July 2023. The balances on these advances are $265,694 and $223,326 at July 31, 2023 and 2022, respectively. The advances carry no interest.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of July 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 30, 2023, the date the financial statements were available to be issued. There are no subsequent events to report.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2023. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

•	inadequate segregation of duties consistent with control objectives;

•	lack of a code of ethics;

•	lack of a whistleblower policy;

•	lack of an independent board of directors or board committees related to financial reporting; and

•	lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the 2024 fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

The remediation efforts set out herein will be implemented in the 2024 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the fiscal year ended July 31, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal year ended July 31, 2023.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

		Director
		Chief Executive Officer
Suzanne I. Barth	62	Chief Financial Officer

		Director
Edward A. Barth	65	President

		Director
Eugene H. Swearengin	69	Secretary

Ronald J. Tassinari*	79	Director

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

DESCRIPTION

Background Information about Our Officers and Directors

Suzanne I. Barth, age 62, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 31 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

Edward A. Barth, age 65 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

Eugene H. Swearengin, age 69, is Secretary and Director of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman’s card in 1977. In 1978 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 42 years. He resides in North Canton, Ohio.

Ronald J. Tassinari, age 79, has been engaged in the gaming and hospitality industry for over thirty years. He has served as Chairman and Chief Executive Officer of a publicly traded company (“Company”) that operated in the Tribal casino, and commercial casino related industries.

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

ITEM 11. EXECUTIVE COMPENSATION

						Securities
Name and				Other Annual	Restricted	Underlying	LTIP	All Other
Principal Position	Year	Salary	Bonus	Compensation	Stock Award	Options/SARs	Payouts	Compensation
Suzanne I. Barth, CEO	2022	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2023	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Edward A. Barth, President	2022	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2023	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Eugene H. Swearengin, Secretary	2022	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2023	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of October 24, 2023, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 14,027,834 common shares were issued and outstanding as of October 24, 2023. The address for all officers and directors is 5046 E. Boulevard, NW, Canton, OH 44718.

	Amount and Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1) (2)	Class

Executive Officers and Directors
Suzanne I. Barth, (5) Chief Executive Officer, Chief Financial Officer, Director	2,951,667	21.0%

Edward A. Barth, President and Director	879,167	6.3%

Eugene H. Swearengin	185,000	1.3%

All Officers and Directors as a Group (three persons)	4,015,834	28.6%

Partners
Ronald Tassinari (3)
P.O. Box 81890
Las Vegas, NV 89180	847,683	6.0%

Jericho Partners, LLC (4)
33 Main St.
Newtown, CN 06470	867,436	6.2%

Byron Georgiou
2857 Paradise Road #3502
Las Vegas, NV 89109	2,172,714	15.5%

* Assumes there is a Closing of the Equity Purchase Agreement between the Company and Jericho Associates, Inc.

1.	All ownership is beneficial and of record, unless indicated otherwise.

2.	The Beneficial owner has sole voting and investment power with respect to the shares shown.

3.	Consists of 835,889 owned by Ronald Tassinari and 11,794 owned by RT Two, LLC , a limited liability company that is controlled by Ronald Tassinari.

4.	Jericho Partners, LLC is a single member limited liability company controlled by Ronald Tassinari.

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

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $0 for the years ended July 31, 2023 and 2022. The amount payable to the related party was $0 at July 31, 2023 and 2022.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at July 31, 2023 and 2022. Effective July 31, 2013, further interest accrual was waived by the noteholders.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest at July 31, 2023 and 2022 is $23,265 and $14,259, respectively. The balances on the advances and note payable are $127,467 and $125,467 at July 31, 2023 and 2022, respectively. The advances carry no interest.

From June 5, 2017 through July 31, 2023, Jericho made loans to the Company totaling $265,694. The loans are repayable on demand.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Accell Audit & Compliance, PA, billed an aggregate of $28,000 for the year ended July 31, 2023 and $26,500 for the year ended July 31, 2022 for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302
31.2	Certification of Chief Financial Officer pursuant to Section 302
32.1	Certification of Chief Executive Officer pursuant to Section 906
32.2	Certification of Chief Financial Officer pursuant to Section 906
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Concrete Leveling Systems, Inc.

Date: October 30, 2023	By:	/s/ Suzanne I. Barth
Suzanne I. Barth, CEO

	By:	/s/ Edward A. Barth
Edward A. Barth, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Concrete Leveling Systems, Inc.

Date: October 30, 2023	By:	/s/ Suzanne I. Barth
Suzanne I. Barth, its Principal Executive Officer, its Principal Financial Officer, and its Principal Accounting Officer and Director

	By:	/s/ Edward A. Barth
Edward A. Barth, its President

	By:	/s/ Eugene H. Swearengin
Eugene H. Swearengin, Director

