Form 10-Q
period 2024-04-30
Concrete Leveling Systems Inc
filed 2024-06-13
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of  June 13, 2024.

CONCRETE LEVELING SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Balance Sheets
April 30, 2024 and July 31, 2023

	April 30, 2024	July 31, 2023
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$600	$682
Inventory	23,743	23,862
Prepaid expenses	1,806	900
Total Current Assets	26,149	25,444

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$26,149	$25,444

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$28,274	$25,403
Accrued interest - stockholders	45,158	38,404
Advances - stockholders	307,120	268,944
Notes payable - stockholders	186,967	186,967
Total Current Liabilities	567,519	519,718

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Common stock (par value $0.001)
100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(988,606)	(941,510)
Total Stockholders’ Deficit	(541,370)	(494,274)

Total Liabilities and Stockholders’ Deficit	$26,149	$25,444

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Three Months Ended April 30, 2024 and 2023 (Unaudited)

	2024	2023

Equipment and parts sales	$175	$320

Cost of sales	59	119

Gross margin	116	201

Operating expenses
Legal and professional fees	5,501	5,550
Selling, general and administration	2,648	2,560
Total operating expenses	8,149	8,110

Loss from operations	(8,033)	(7,909)

Other income (expense)
Interest expense	(2,607)	(2,558)
Total other expense	(2,607)	(2,558)

Net loss before income taxes	(10,640)	(10,467)

Provision for income taxes	-	-

Net loss	$(10,640)	$(10,467)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Nine Months Ended April 30, 2024 and 2023 (Unaudited)

	2024	2023

Equipment and parts sales	$450	$695

Cost of sales	119	260

Gross margin	331	435

Operating expenses
Legal and professional fees	32,147	27,150
Selling, general and administration	7,453	6,725
Total operating expenses	39,600	33,875

Loss from operations	(39,269)	(33,440)

Other income (expense)
Interest expense	(7,827)	(7,660)
Total other expense	(7,827)	(7,660)

Net loss before income taxes	(47,096)	(41,100)

Provision for income taxes	-	-

Net loss	$(47,096)	$(41,100)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders' Deficit
For the Three Months Ended April 30, 2024 and 2023 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance January 31, 2024	14,027,834	$14,027	$433,209	$(977,966)	$(530,730)

Net loss	-	-	-	(10,640)	(10,640)

Balance April 30, 2024	14,027,834	$14,027	$433,209	$(988,606)	$(541,370)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance January 31, 2023	14,027,834	$14,027	$433,209	$(918,413)	$(471,177)

Net loss	-	-	-	(10,467)	(10,467)

Balance April 30, 2023	14,027,834	$14,027	$433,209	$(928,880)	$(481,644)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders' Deficit
For the Nine Months Ended April 30, 2024 and 2023 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2023	14,027,834	$14,027	$433,209	$(941,510)	$(494,274)

Net loss	-	-	-	(47,096)	(47,096)

Balance April 30, 2024	14,027,834	$14,027	$433,209	$(988,606)	$(541,370)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2022	14,027,834	$14,027	$433,209	$(887,780)	$(440,544)

Net loss	-	-	-	(41,100)	(41,100)

Balance April 30, 2023	14,027,834	$14,027	$433,209	$(928,880)	$(481,644)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Nine Months Ended April 30, 2024 and 2023 (Unaudited)

	2024	2023

Cash Flows from Operating Activities

Net loss	$(47,096)	$(41,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	-	(320)
Inventory	119	261
Prepaid expenses	(906)	(991)
Accounts payable and accrued expenses	2,871	(153)
Accrued interest - stockholders	6,754	6,754
Net cash from operating activities	(38,258)	(35,549)

Cash Flows from Financing Activities
Advances from stockholders	38,176	35,318
Net cash from financing activities	38,176	35,318

Net decrease in cash	(82)	(231)
Cash - beginning	682	747
Cash - ending	$600	$516

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$1,072	$906
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2024

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis (the “Project”). The Project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of April 30, 2024), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of April 30, 2024), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of April 30, 2024). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

Basis of Presentation

The accompanying financial statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2024, its results of operations, changes in stockholders’ deficit, and statements of cash flows for the nine months ended April 30, 2024 and 2023, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The Company's year-end is July 31.

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

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $682 and $0 for the three and nine months ended April 30, 2024 and 2023, respectively, which is included in selling, general, and administrative expenses on the statements of operations.

Inventory

Inventories, which consist of parts are recorded at the lower of first-in first-out cost or net realizable value (estimated selling price less costs of completion, disposal and transportation). When an impairment suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage and a firm commitment to sell.

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

Income taxes

Concrete Leveling Systems, Inc. recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. The Company also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more likely than not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of April 30, 2024 and July 31, 2023, determined that there were no material uncertain tax positions.

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2024, current liabilities exceed current assets by $541,370, and total liabilities exceed total assets by $541,370.

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

As of April 30, 2024, the Company had net operating loss carry forwards of approximately $806,953 that may be available to reduce future years’ taxable income in varying amounts through 2042.

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

Income taxes on continuing operations include the following:

	April 30, 2024	July 31, 2023

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	April 30, 2024		April 30, 2023
		% of		% of
		Pretax		Pretax
	Income	Amount	Income	Amount

Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(9,900)	(21)	(7,200)	(21)

Income taxes at statutory rate	$(9,900)	(21)%	$(7,200)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	April 30, 2024	July 31, 2023

Net operating loss carryforwards	$169,500	$159,600

Compensation and miscellaneous	9,500	8,100

Deferred tax assets	179,000	167,700

Valuation Allowance	(179,000)	(167,700)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2019 through 2023 are subject to examination by major taxing authorities.

NOTE 3 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at  April 30, 2024 and July 31, 2023. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at April 30, 2024 and July 31, 2023.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest is $30,019 and $23,265 at April 30, 2024 and July 31, 2023, respectively. The balances on the advances and note payable are $129,367 and $127,467 at April 30, 2024 and July 31, 2023, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company at various times between August 2018 and April 2024. The balances on these advances are $301,970 and $265,694 at April 30, 2024 and July 31, 2023, respectively. The advances carry no interest.

The above amounts and transactions are not necessarily what third parties would agree to.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2024, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through June 13, 2024, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of April 30, 2024, and the results of operations for the three and nine months ended April 30, 2024.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2023 and 2022.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of April 30, 2024), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of April 30, 2024), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of April 30, 2024). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

For the Three and Nine Months Ended April 30, 2024 Compared to the Three and Nine Months Ended April 30, 2023

The Company generated $175 in revenue for the three months ended April 30, 2024, which compares to revenue of $320 for the three months ended April 30, 2023.  Our revenues decreased during the three months ended April 30, 2024, due to lower parts sales.

The Company generated $450 in revenue for the nine months ended April 30, 2024, which compares to revenue of $695 for the nine months ended April 30, 2023.  Our revenues decreased during the nine months ended April 30, 2024, due to lower parts sales.

Cost of sales for the three months ended April 30, 2024 was $59, which compares to cost of sales of $119 for the three months ended April 30, 2023. Our costs of sales decreased during the three months ended April 30, 2024, due to lower parts sales.

Cost of sales for the nine months ended April 30, 2024 was $119, which compares to cost of sales of $260 for the nine months ended April 30, 2023. Our costs of sales decreased during the nine months ended April 30, 2024 due to lower parts sales.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the three months ended April 30, 2024, were $8,149. This compares with operating expenses for the three months ended April 30, 2023 of $8,110. Our operating expenses increased during the three months ended April 30, 2024 primarily due to increases in our general and administrative expenses.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the nine months ended April 30, 2024, were $39,600. This compares with operating expenses for the nine months ended April 30, 2023 of $33,875. Our operating expenses increased during the nine months ended April 30, 2024 primarily due to an overall increase in our professional fees resulting from higher accounting and auditing fees.

As a result of the foregoing, we had a net loss of $10,640 for the three months ended April 30, 2024. This compares with a net loss of $10,467 for the three months ended April 30, 2023.

As a result of the foregoing, we had a net loss of $47,096 for the nine months ended April 30, 2024. This compares with a net loss of $41,100 for the nine months ended April 30, 2023.

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

Liquidity and Capital Resources

As of April 30, 2024, we had cash of $600. As of July 31, 2023, we had cash of $682.

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

Net cash used in operating activities for the nine months ended April 30, 2024 was $38,258. This compares to net cash used in operating activities of $35,549 for the nine months ended April 30, 2023. We experienced a higher operating loss during the nine months ended April 30, 2023.

Cash flows provided by financing activities were $38,176 for the nine months ended April 30, 2024 which compares to cash flows provided by financing activities of $35,318 for the nine months ended April 30, 2023.  The change in cash flows provided by financing activities is due to higher advances from stockholders during the nine months ended April 30, 2024.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of April 30, 2024, our total assets were $26,149 and our total liabilities were $567,519. As of July 31, 2023, our total assets were $25,444 and our total liabilities were $519,718.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2024, our liabilities exceed our assets by $541,370.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2024. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

The remediation efforts set out herein will be implemented in the 2024 and 2025 fiscal years. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the nine month period ended April 30, 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the nine month period ended April 30, 2024.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: June 13, 2024	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: June 13, 2024	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

