Form 10-Q
period 2024-10-31
Concrete Leveling Systems Inc
filed 2024-12-16
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of December 16, 2024.

CONCRETE LEVELING SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Balance Sheets
October 31, 2024 and July 31, 2024

	October 31, 2024	July 31, 2024
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$761	$887
Inventory	16,817	16,876
Prepaid expenses	-	903
Total Current Assets	17,578	18,666

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$17,578	$18,666

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$28,008	$28,038
Accrued interest - stockholders	49,661	47,410
Advances - stockholders	338,004	316,510
Notes payable - stockholders	186,967	186,967
Total Current Liabilities	602,640	578,925

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized: 14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(1,032,298)	(1,007,495)
Total Stockholders’ Deficit	(585,062)	(560,259)

Total Liabilities and Stockholders’ Deficit	$17,578	$18,666

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Three Months October 31, 2024 and 2023 (Unaudited)

	2024	2023

Equipment and parts sales	$183	$175

Cost of sales	59	59

Gross margin	124	116

Operating expenses
Legal and professional fees	19,954	20,976
Selling, general and administration	2,377	2,723
Total operating expenses	22,331	23,699

Loss from Operations	(22,207)	(23,583)

Other income (expense)
Interest expense	(2,596)	(2,601)
Total other expense	(2,596)	(2,601)

Net loss before income taxes	(24,803)	(26,184)

Provision for Income Taxes	-	-

Net loss	$(24,803)	$(26,184)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Deficit
For the Three Months Ended October 31, 2024 and 2023 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2024	14,027,834	$14,027	$433,209	$(1,007,495)	$(560,259)

Net loss	-	-	-	(24,803)	(24,803)

Balance October 31, 2024	14,027,834	$14,027	$433,209	$(1,032,298)	$(585,062)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2023	14,027,834	$14,027	$433,209	$(941,510)	$(494,274)

Net loss	-	-	-	(26,184)	(26,184)

Balance October 31, 2023	14,027,834	$14,027	$433,209	$(967,694)	$(520,458)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Three Months Ended October 31, 2024 and 2023 (Unaudited)

	2024	2023

Cash Flows from Operating Activities

Net loss	$(24,803)	$(26,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory	59	59
Prepaid expenses	903	900
Accounts payable and accrued expenses	(30)	2,965
Accrued interest - stockholders	2,251	2,251
Net cash used in operating activities	(21,620)	(20,009)

Cash Flows from Financing Activities
Advances from stockholders	21,494	20,075
Net cash provided by financing activities	21,494	20,075

Net change in cash	(126)	66
Cash - beginning	887	682
Cash - ending	$761	$748

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$344	$350
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2024

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”). The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis (the “Project”). The Project is in the process of regulatory review, finalization of closing documents, and completion of financing. Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 31, 2024), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of October 31, 2024), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 31, 2024). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended October 31, 2024 are not necessarily indicative of the results to be expected for the year ending July 31, 2025, or for any future periods.

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

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $0 for the three months ended October 31, 2024 and 2023.

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

Income taxes

Concrete Leveling Systems, Inc. recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. The Company also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more likely than not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of October 31, 2024 and July 31, 2024, determined that there were no material uncertain tax positions.

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2024, current liabilities exceed current assets by $585,062, and total liabilities exceed total assets by $585,062.

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

As of October 31, 2024, the Company had net operating loss carryforwards of approximately $839,388 that may be available to reduce future years’ taxable income in varying amounts through 2042.

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

Income taxes on continuing operations include the following:

	October 31, 2024	July 31, 2024

Currently payable	$-0-	$-0-
Deferred	-0-	-0-

Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	October 31, 2024		October 31, 2023
		% of Pretax		% of Pretax
	Income	Amount	Income	Amount
Income taxes per statement of operations	$-0-	0%	$-0-	0%

Loss for financial reporting purposes without tax expense or benefit	(4,700)	(21)	(5,000)	(21)

Income taxes at statutory rate	$(4,700)	(21)%	$(5,000)	(21)%

The components of and changes in the net deferred taxes were as follows:

                Deferred tax assets:

	October 31, 2024	July 31, 2024

Net operating loss carryforwards	$176,300	$173,400

Compensation and miscellaneous	10,400	10,000

Deferred tax assets	186,700	183,400

Valuation Allowance	(186,700)	(183,400)

Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2021 through 2024 are subject to examination by major taxing authorities.

NOTE 3 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at October 31, 2024 and July 31, 2024. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at October 31, 2024 and July 31, 2024.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest is $34,521 and $32,271 at October 31, 2024 and July 31, 2024, respectively. The balances on the advances and note payable are $130,967 and $130,367 at October 31, 2024 and July 31, 2024, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company at various times between August 2018 and October 2024. The balances on these advances are $331,254 and $310,360 at October 31, 2024 and July 31, 2024, respectively. The advances carry no interest.

These transactions are not necessarily indicative of what third parties would agree to.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of October 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 16, 2024, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of October 31, 2024, and the results of operations for the three months ended October 31, 2024. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2025 and 2024.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 31, 2024), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of October 31, 2024), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 31, 2024). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

For the Three months Ended October 31, 2024 Compared to the Three months Ended October 31, 2023

The Company generated $183 in revenue for the three months ended October 31, 2024, which compares to revenue of $175 for the three months ended October 31, 2023. Our revenues increased during the three months ended October 31, 2024, due to higher parts sales.

Cost of sales for the three months ended October 31, 2024 was $59, which compares to cost of sales of $59 for the three months ended October 31, 2023. Our costs of sales remained constant during the three months ended October 31, 2024.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the three months ended October 31, 2024, were $22,331. This compares with operating expenses for the three months ended October 31, 2023 of $23,699. Our operating expenses decreased during the three months ended October 31, 2024 primarily due to decreases in our professional fees resulting from lower legal fees.

As a result of the foregoing, we had a net loss of $24,803 for the three months ended October 31, 2024. This compares with a net loss of $26,184 for the three months ended October 31, 2023.

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

Liquidity and Capital Resources

As of October 31, 2024, we had cash of $761. As of July 31, 2024, we had cash of $887.

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

Net cash used in operating activities for the three months ended October 31, 2024 was $21,620. This compares to net cash used in operating activities of $20,009 for the three months ended October 31, 2023. We experienced lower net operating loss during the three months ended October 31, 2024.

Cash flows provided by financing activities were $21,494 for the three months ended October 31, 2024 which compares to cash flows provided by financing activities of $20,075 for the three months ended October 31, 2023. The change in cash flows provided by financing activities is due to more advances from stockholders during the three months ended October 31, 2024. We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of October 31, 2024, our total assets were $17,578 and our total liabilities were $602,640. As of July 31, 2024, our total assets were $18,666 and our total liabilities were $578,925.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2024, our liabilities exceed our assets by $585,062.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2024. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended October 31, 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three month period ended October 31, 2024.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

ITEM 1A.– RISK FACTORS

We are not required to provide this information as we are a Smaller Reporting Company.

ITEM 2– UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during this quarter.

ITEM 3– DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon any senior securities.

ITEM 4– MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5– OTHER INFORMATION

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

CONCRETE LEVELING SYSTEMS, INC.

Date: December 16, 2024	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: December 16, 2024	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

