Form 10-Q
period 2025-01-31
Concrete Leveling Systems Inc
filed 2025-03-14
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of March 14, 2025.

CONCRETE LEVELING SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.
Balance Sheets
January 31, 2025 and July 31, 2024

	January 31, 2025	July 31, 2024
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$677	$887
Inventory	16,817	16,876
Prepaid expenses	2,531	903
Total Current Assets	20,025	18,666

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$20,025	$18,666

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$27,665	$28,038
Accrued interest - stockholders	51,912	47,410
Advances - stockholders	351,239	316,510
Notes payable - stockholders	186,967	186,967
Total Current Liabilities	617,783	578,925

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized: 14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(1,044,994)	(1,007,495)
Total Stockholders’ Deficit	(597,758)	(560,259)

Total Liabilities and Stockholders’ Deficit	$20,025	$18,666

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Three Months Ended January 31, 2025 and 2024 (Unaudited)

	2025	2024

Equipment, parts, and service sales	$125	$100

Cost of sales	10	-

Gross margin	115	100

Operating expenses
Legal and professional fees	7,450	5,670
Selling, general and administration	2,777	2,083
Total operating expenses	10,227	7,753

Loss from operations	(10,112)	(7,653)

Other income (expense)
Interest expense	(2,584)	(2,619)
Total other expense	(2,584)	(2,619)

Net loss before income taxes	(12,696)	(10,272)

Provision for income taxes	-	-

Net loss	$(12,696)	$(10,272)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Six Months Ended January 31, 2025 and 2024 (Unaudited)

	2025	2024

Equipment, parts, and service sales	$308	$275

Cost of sales	69	59

Gross margin	239	216

Operating expenses
Legal and professional fees	27,404	26,646
Selling, general and administration	5,155	4,806
Total operating expenses	32,559	31,452

Loss from operations	(32,320)	(31,236)

Other income (expense)
Interest expense	(5,179)	(5,220)
Total other expense	(5,179)	(5,220)

Net loss before income taxes	(37,499)	(36,456)

Provision for income taxes	-	-

Net loss	$(37,499)	$(36,456)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders' Deficit
For the Three Months Ended January 31, 2025 and 2024 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance October 31, 2024	14,027,834	$14,027	$433,209	$(1,032,298)	$(585,062)

Net loss	-	-	-	(12,696)	(12,696)

Balance January 31, 2025	14,027,834	$14,027	$433,209	$(1,044,994)	$(597,758)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance October 31, 2023	14,027,834	$14,027	$433,209	$(967,694)	$(520,458)

Net loss	-	-	-	(10,272)	(10,272)

Balance January 31, 2024	14,027,834	$14,027	$433,209	$(977,966)	$(530,730)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders' Deficit
For the Six Months Ended January 31, 2025 and 2024 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2024	14,027,834	$14,027	$433,209	$(1,007,495)	$(560,259)

Net loss	-	-	-	(37,499)	(37,499)

Balance January 31, 2025	14,027,834	$14,027	$433,209	$(1,044,994)	$(597,758)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2023	14,027,834	$14,027	$433,209	$(941,510)	$(494,274)

Net loss	-	-	-	(36,456)	(36,456)

Balance January 31, 2024	14,027,834	$14,027	$433,209	$(977,966)	$(530,730)

See accompanying notes to unaudited financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Six Months Ended January 31, 2025 and 2024 (Unaudited)

	2025	2024

Cash Flows from Operating Activities

Net loss	$(37,499)	$(36,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory	59	59
Prepaid expenses	(1,628)	(1,809)
Accounts payable and accrued expenses	(373)	3,331
Accrued interest - stockholders	4,502	4,503
Net cash from operating activities	(34,939)	(30,372)

Cash Flows from Financing Activities
Advances from stockholders	34,729	30,204
Net cash from financing activities	34,729	30,204

Net decrease in cash	(210)	(168)
Cash - beginning	887	682
Cash - ending	$677	$514

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$676	$717
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”). The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis (the “Project”). The Project is in the process of regulatory review, finalization of closing documents, and completion of financing. Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of January 31, 2025), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of January 31, 2025), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of January 31, 2025). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

The interim results for the six months ended January 31, 2025 are not necessarily indicative of the results to be expected for the year ending July 31, 2025, or for any future periods.

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

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $950 and $0 for the three and six months ended January 31, 2025. Advertising costs were $0 for the three and six months ended January 31, 2024.

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

Income taxes

Concrete Leveling Systems, Inc. recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. The Company also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of January 31, 2025 and 2024, determined that there were no material uncertain tax positions.

Recently Issued Accounting Pronouncements

Adopted

Improvements to Reportable Segment Disclosures In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this guidance effective November 1, 2024 and has made the appropriate disclosures in NOTE 5 – SEGMENT INFORMATION.

Going Concern

The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2025, current liabilities exceed current assets by $597,758, and total liabilities exceed total assets by $597,758.

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

As of January 31, 2025, the Company had net operating loss carry forwards of approximately $849,831 that may be available to reduce future years’ taxable income in varying amounts through 2043.

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

Income taxes on continuing operations include the following:

	January 31, 2025	January 31, 2024
Currently payable	$-0-	$-0-
Deferred	-0-	-0-
Total	$-0-	$-0-

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

	January 31, 2025		January 31, 2024
	Income	% of Pretax Amount	Income	% of Pretax Amount
Income taxes per statement of operations	$-0-	$0%	$-0-	0%
Loss for financial reporting purposes without tax expense or benefit	(6,900)	(21)	(6,700)	(21)
Income taxes at statutory rate	$(6,900)	(21)%	$(6,700)	(21)%

The components of and changes in the net deferred taxes were as follows:

Deferred tax assets:

	January 31, 2025	July 31, 2024
Net operating loss carryforwards	$178,500	$173,400
Compensation and miscellaneous	10,900	10,000
Deferred tax assets	189,400	183,400
Valuation Allowance	(189,400)	(183,400)
Net deferred tax assets:	$-0-	$-0-

Tax periods ended July 31, 2022 through 2024 are subject to examination by major taxing authorities.

NOTE 3 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at January 31, 2025 and July 31, 2024. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at January 31, 2025 and July 31, 2024, respectively.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest is $36,773 and $32,271 at January 31, 2025 and July 31, 2024. The balances on the advances and note payable are $131,676 and $130,367 at January 31, 2025 and July 31, 2024, respectively. The advances carry no interest.

Another stockholder of the Company paid invoices of the Company at various times between August 2018 and January 2024. The balances on these advances are $343,779 and $310,360 at January 31, 2025 and July 31, 2024, respectively. The advances carry no interest.

The above transactions are not necessarily what third parties would have agreed to.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of January 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 5 – SEGMENT INFORMATION

In 2024, the Company adopted the Accounting Standards Update (ASU) requiring that segment reporting be disclosed for companies with a single reportable segment. The Company adopted the ASU on a retrospective basis as of November 1, 2024. Prior to the adoption of the ASU, segment reporting disclosures were not required for companies with a single reportable segment. The adoption of the ASU had no effect on the Company’s financial condition or results of operations.

The Company is in the business of manufacturing and selling concrete leveling machines and parts in the United States as a single reportable segment. The Company operates one facility. Decisions such as strategy development, product innovation and human resources and other policies are generally centralized decisions. The Company’s Principal Executive Officer is the chief operating decision maker (CODM).

The CODM reviews performance based on gross profit (sales less cost of merchandise sold), operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations, fund capital expenditures and strategic initiatives and return value to stockholders through dividends paid. The Company does not have any operations or sources of revenue outside of the United States.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 13, 2025, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of January 31, 2025, and the results of operations for the three and six months ended January 31, 2025.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2025 and 2024.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of January 31, 2025), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of January 31, 2025), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of January 31, 2025). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

For the Three and Six Months Ended January 31, 2025 Compared to the Three and Six Months Ended January 31, 2024

The Company generated $125 in revenue for the three months ended January 31, 2025, which compares to revenue of $100 for the three months ended January 31, 2024. Our revenues increased during the three months ended January 31, 2025, due to higher parts sales.

The Company generated $308 in revenue for the six months ended January 31, 2025, which compares to revenue of $275 for the six months ended January 31, 2024. Our revenues increased during the six months ended January 31, 2025, due to higher parts sales.

Cost of sales for the three months ended January 31, 2025 was $10, which compares to cost of sales of $0 for the three months ended January 31, 2024. Our costs of sales increased during the three months ended January 31, 2025 due to a change in product mix from services to parts.

Cost of sales for the six months ended January 31, 2025 was $69, which compares to cost of sales of $59 for the six months ended January 31, 2024. Our costs of sales increased during the six months ended January 31, 2025 due to a change in product mix from services to parts.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the three months ended January 31, 2025, were $10,228. This compares with operating expenses for the three months ended January 31, 2024 of $7,753. Our operating expenses increased during the three months ended January 31, 2025 primarily due to increases in our professional fees resulting from higher accounting and auditing fees.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the six months ended January 31, 2025, were $32,559. This compares with operating expenses for the six months ended January 31, 2024 of $31,452. Our operating expenses increased during the six months ended January 31, 2025 primarily due to an overall increase in our professional fees resulting from higher accounting and auditing fees.

As a result of the foregoing, we had a net loss of $12,697 for the three months ended January 31, 2025. This compares with a net loss of $10,272 for the three months ended January 31, 2024.

As a result of the foregoing, we had a net loss of $37,499 for the six months ended January 31, 2025. This compares with a net loss of $36,456 for the six months ended January 31, 2024. The increased loss was due primarily to higher legal and professional fees.

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

Liquidity and Capital Resources

As of January 31, 2025, we had cash of $677. As of July 31, 2024, we had cash of $887.

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

Net cash used in operating activities for the six months ended January 31, 2025 was $34,939. This compares to net cash used in operating activities of $30,372 for the six months ended January 31, 2024. We experienced a slightly higher operating loss during the six months ended January 31, 2025.

Cash flows provided by financing activities were $34,729 for the six months ended January 31, 2025 which compares to cash flows provided by financing activities of $30,204 for the six months ended January 31, 2024.  The change in cash flows provided by financing activities is due to more advances from stockholders during the six months ended January 31, 2025.  We anticipate significant increases in cash flows provided by financing activities during the next 12 months, as we intend to raise capital through either debt or equity securities to fund our business.

As of January 31, 2025, our total assets were $20,025 and our total liabilities were $617,783. As of July 31, 2024, our total assets were $18,666 and our total liabilities were $578,925.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2025, our liabilities exceed our assets by $597,758.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2025. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the six month period ended January 31, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the six month period ended January 31, 2025.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: March 14, 2025	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: March 14, 2025	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

