Form 10-K
period 2025-07-31
Concrete Leveling Systems Inc
filed 2025-10-29
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2025

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

As of July 31, 2025, the last day of registrant’s fiscal year, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to July 31, 2025, was approximately $12,760,833. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 29, 2025, the registrant had 14,027,834 shares of common stock issued and outstanding. Market value based on a closing price of $0.81 is $11,362,546.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CONCRETE LEVELING SYSTEMS, INC.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Concrete Leveling Systems”, “CLEV”, “the Company”, “we,” “us,” and “our,” refer to Concrete Leveling Systems, Inc., a Nevada corporation.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of July 31, 2025 and 2024 and the results of operations for the years ended July 31, 2025 and 2024.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 29, 2025), the Company’s Chief Executive Officer will cancel all but 550,000 shares of her common stock held (2,951,667 shares as of October 29, 2025), and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 29, 2025).

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

Organization

As of October 29, 2025 we were comprised of the parent company Concrete Leveling Systems, Inc. Upon the closing of the acquisition of Jericho, Jericho will become a wholly owned subsidiary of the Company.

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

Backlog

As of July 31, 2025, we had no backlog.

Employees

As of July 31, 2025, we have 0 full time employees and 0 part time employees.

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

Fiscal year ended July 31, 2025	High	Low
First Quarter	0.40	0.08
Second Quarter	3.73	0.21
Third Quarter	3.70	1.60
Fourth Quarter	2.59	0.79

Fiscal year ended July 31, 2024	High	Low
First Quarter	2.23	0.90
Second Quarter	1.34	0.70
Third Quarter	1.00	0.46
Fourth Quarter	0.79	0.12

Holders

As of October 29, 2025, there were 36 recorded holders of our common stock, and there were 14,027,834 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal years ended July 31, 2025 and 2024. For detailed financial information, see the audited Financial Statements included in this report.

Years Ended July, 31	2025	2024
Cash	$824	$887
Total Assets	19,479	18,666
Total Liabilities	641,128	578,925
Stockholders’ Deficit	621,649	560,259

Operating Data
Revenues	703	778
Cost of Sales	219	229
Operating Expenses	51,597	49,349
Net Loss	(61,390)	(65,985)

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 29, 2025), the Company’s Chief Executive Officer will cancel all but 550,000 shares of her common stock held (2,951,667 shares as of October 29, 2025), and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 29, 2025).

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

Results of Operations

For the Year Ended July 31, 2025 Compared to the Year Ended July 31, 2024

The Company generated $703 in revenue for the year ended July 31, 2025, which compares to revenue of $778 for the year ended July 31, 2024. Our revenues decreased during the year ended July 31, 2025 due to decreased sales of our concrete leveling parts due to a decrease in demand in this area.

Cost of sales for the year ended July 31, 2025 was $219, which compares to cost of sales of $229 for the year ended July 31, 2024. Our revenues decreased during the year ended July 31, 2025, which resulted in a similar decrease in our cost of sales during the period.

Operating expenses, which consisted of legal and professional fees and selling, general and administrative expenses for the year ended July 31, 2025, were $51,597. This compares with operating expenses for the year ended July 31, 2024 of $49,349. Our operating expenses increased during the year ended July 31, 2025 due to an increase in our legal and professional fees resulting from higher accounting fees.

As a result of the foregoing, we had a net loss of $61,390 for the year ended July 31, 2025. This compares with a net loss of $65,985 for the year ended July 31, 2024.

In its audited financial statements as of July 31, 2025, the Company’s auditors issued an opinion  that raised substantial doubt about the ability to continue as a going concern due to its current financial position. The Company’s ability to achieve and sustain profitability and positive cash flow depends on the successful development and marketing of its products and generation of sufficient revenues.

Liquidity and Capital Resources

As of July 31, 2025, we had cash or cash equivalents of $824. As of July 31, 2024, we had cash or cash equivalents of $887.

We believe that with our existing cash flows, we do not have sufficient cash to meet our operating requirements for the next twelve months. We believe that with the addition of our gaming and hospitality business, we will begin to generate increased revenue over the 2026 fiscal year. However, if our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of debt or equity securities. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities for the year ended July 31, 2025 was $63. This compares to net cash provided by operating activities of $205 for the year ended July 31, 2024. This change is primarily due to an increase in net losses during the year ended July 31, 2025.

As of July 31, 2025, our total assets were $19,479 and our total liabilities were $641,128. As of July 31, 2024, our total assets were $18,666 and our total liabilities were $578,925.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2025, our liabilities exceed our assets by $621,649.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Concrete Leveling Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying  balance sheet of Concrete Leveling Systems, Inc. (the Company) as of July 31, 2025, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the  financial statements, the Company has incurred significant losses and experienced negative cash flow from operations since inception and does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Auditing Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex auditor judgments.

We determined that there are no critical audit matters.

/s/ Stephano Slack LLC (PCAOB ID#03523)

We have served as the Company’s auditor since 2025.

Wayne, Pennsylvania

October 29, 2025

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

Tampa, Florida
October 29, 2024

PCAOB ID# 6920

3702 W Spruce St #1430 • Tampa, Florida 33607 • +1.813.441.9707

Concrete Leveling Systems, Inc.
Balance Sheets
July 31, 2025 and 2024

	2025	2024
Assets

Current Assets
Cash	$824	$887
Inventory	17,811	16,876
Prepaid expenses	844	903
Total Current Assets	19,479	18,666

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$19,479	$18,666

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$27,806	$28,038
Accrued interest - stockholders	56,416	47,410
Advances - related party	369,939	316,510
Notes payable - stockholders	186,967	186,967
Total Current Liabilities	641,128	578,925

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Common stock (par value $0.001)
100,000,000 shares authorized:
14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(1,068,885)	(1,007,495)
Total Stockholders’ Deficit	(621,649)	(560,259)

Total Liabilities and Stockholders’ Deficit	$19,479	$18,666

The accompanying notes are an integral part of these financial statements.

Concrete Leveling Systems, Inc.
Statements of Operations
For the Years Ended July 31, 2025 and 2024

	2025	2024

Equipment and parts sales, net	$703	$778

Cost of sales	219	229

Gross margin	484	549

Operating expenses
Legal and professional fees	42,304	39,597
Selling, general and administration	9,293	9,752
Total expenses	51,597	49,349

Loss from operations	(51,113)	(48,800)

Other income (expense)
Interest expense	(10,277)	(10,428)
Loss on write-down of inventory	-	(6,757)
Total other expense	(10,277)	(17,185)

Net loss before income taxes	(61,390)	(65,985)

Provision for income taxes	-	-

Net loss	$(61,390)	$(65,985)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and fully diluted	14,027,834	14,027,834

The accompanying notes are an integral part of these financial statements.

Concrete Leveling Systems, Inc.
Statements of Stockholders’ Deficit
For the Years Ended July 31, 2025 and 2024

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2023	14,027,834	$14,027	$433,209	$(941,510)	$(494,274)

Net loss	-	-	-	(65,985)	(65,985)

Balance July 31, 2024	14,027,834	14,027	433,209	(1,007,495)	(560,259)

Net loss	-	-	-	(61,390)	(61,390)

Balance July 31, 2025	14,027,834	$14,027	$433,209	$(1,068,885)	$(621,649)

The accompanying notes are an integral part of these financial statements.

Concrete Leveling Systems, Inc.
Statements of Cash Flows
For the Years Ended July 31, 2025 and 2024

	2025	2024

Cash Flows from Operating Activities

Net loss	$(61,390)	$(65,985)
Adjustments to reconcile net loss to net cash
used in operating activities:
Inventory	(935)	6,986
Prepaid expenses	59	(3)
Accounts payable and accrued expenses	(232)	215
Advances - related party	53,430	49,986
Accrued interest - stockholders	9,005	9,006
Net cash (used in) provided by operating activities	(63)	205

Net change in cash	(63)	205
Cash - beginning	887	682
Cash - ending	$824	$887

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$1,423	$1,423
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis. The project is in the process of regulatory review, finalization of closing documents, and completion of financing, which together constitute the performance requirement. Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the satisfaction of the performance requirements. Also, upon satisfaction of the performance requirements,  the Company’s President will cancel all shares of common stock held (879,167 shares as of July 31, 2025), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of July 31, 2025), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of July 31, 2025).

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

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2025 presentation.

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

Concentration of Credit Risk Involving Cash

The Company maintains its cash in a single financial institution. Balances at times may exceed federally insured limits. The Company monitors the creditworthiness of the financial institution and believes that its credit risk is minimal.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and accrued expenses and notes payable. The carrying value of accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, and applies it to all assets and liabilities that are being measured and reported on a fair value basis.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market price in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of the Company’s short-term financial instruments such as cash, prepaid expenses and accounts payable and accrued expenses approximate their fair values because of their short maturities. The carrying value of debt approximates fair value, as the interest rates approximate current market rates.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $950 and $682 for the years ended July 31, 2025 and 2024, respectively.

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

Income taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings (Loss) Per Share resulting in the presentation of basic and diluted earnings (loss) per share.  Because the Company reported a net loss for each of the years ended July 31, 2025 and 2024, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended July 31, 2025. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 10, Segment Reporting in the Notes to Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt ASU 2023-09 in its annual financial statements for the year ending July 31, 2026, and does not expect the adoption to have a material impact on its financial statements other than the additional required disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires disclosure in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on its financial statement disclosures.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses and experienced negative cash flow from operations since inception.  Further, at July 31, 2025, current liabilities exceed current assets by $621,649. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months from this annual report.  The Company currently needs to generate revenue in order to sustain its operations.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

As of October 29, 2025, the Company has a cash position of approximately $32,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through November 30, 2025.

NOTE 3 - INCOME TAXES

The income tax (benefit) provision consists of the following:

	July 31, 2025	July 31, 2024

Current	$(12,900)	$-0-
Deferred	2,000-	-0-
Change in valuation allowance	10,900	-0-

Total	$-0-	$-0-

A reconciliation of the statutory federal U.S. income tax rate to the Company’s effective income tax rate is as follows:

	July 31, 2025		July 31, 2024
		% of		% of
		Pretax		Pretax
		Amount	Income	Amount

Income tax benefit at US federal income tax rate	(10,900)	(21)	$(13,900)	(21)

Change in valuation allowance	$10,900	21	(13,900)	21
	$-0-	-0-	$-0-	-0-

The components of the net deferred taxes are as follows:

	July 31, 2025	July 31, 2024

Net operating loss carryforwards	$182,500	$173,400

Compensation and miscellaneous	11,800	10,000

Deferred tax assets	194,300	183,400

Valuation Allowance	(194,300)	(183,400)

Net deferred tax assets:	$-0-	$-0-

The valuation allowance for deferred tax assets as of July 31, 2025 and 2024 was $194,300 and $183,400, respectively. The change in the total valuation for the year ended July 31, 2025 was an increase of $10,900, and for the year ended July 31, 2024 was an increase of $15,700. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of July 31, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $869,000 that may be available to offset future taxable income.

Of this amount:

•	Approximately $518,000 of NOLs were generated in tax years beginning on or before August 1, 2017 and expire at various dates through 2038.
•

Approximately $351,000 of NOLs were generated in tax years beginning after August 1, 2018 and may be carried forward indefinitely, subject to the 80 percent taxable-income limitation under current U.S. federal tax law.

Utilization of these NOLs may be subject to limitation under Internal Revenue Code Section 382 if the Company experiences an ownership change.

The Company follows ASC 740-10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of August 1, 2024, the Company had no unrecognized tax benefits and no charge during the year ended July 31, 2025, and accordingly, the Company did not recognize any interest or penalties during the year ended July 31, 2025 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of July 31, 2025.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ended on July 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 4 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities. Management believes the estimated fair value of the use of these facilities is not material to the accompanying financial statements.

Notes payable - stockholders

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at July 31, 2025 and 2024. Effective July 31, 2013, the noteholders waived the accrual of further interest on these loans. Accrued interest of $15,139 as of July 31, 2025 and 2024 relates to interest accrued prior to the waiver and is included within accrued interest - stockholders on the balance sheets.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest at July 31, 2025 and 2024 is $41,277 and $32,271, respectively and is included within accrued interest - stockholders on the balance sheets.

As of July 31, 2025 and 2024, the Company owes a stockholder $9,760 and $6,150 for advances made for the Company by the stockholder. The advances carry no interest.

Advances – related party

Since 2017, the Company received advances from Jericho, the Company’s proposed merger partner, to fund operating expenses while awaiting required governmental and tribunal approvals to complete the merger transaction.

The advances are non-interest-bearing, have no stated repayment terms, and are expected to be repaid upon consummation of the merger. As of July 31, 2025 and 2024, total advances outstanding were approximately $360,179 and $310,360, respectively, which are included in Advances – Related Party on the balance sheets.

Jericho has paid substantially all of the Company’s operating costs during the merger approval process and has indicated it does not intend to charge or accrue interest on these amounts. The Company has determined that imputation of interest is not required under ASC 835-30, Interest – Imputation of Interest, as the advances represent related-party capital support pending merger completion.

The terms of the above transactions are not necessarily indicative of what third parties would agree to.

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

NOTE 6 – SEGMENT REPORTING

The Company operates as a single reportable segment. The President, who serves as the Chief Operating Decision Maker (“CODM”), evaluates financial performance and allocates resources based on the Company’s overall results of operations. Accordingly, all required information under ASC Topic 280, Segment Reporting, is presented in these financial statements, and no separate segment information is provided.

NOTE 7 - SUBSEQUENT EVENTS

On August 19, 2025, the Company sold a complete concrete leveling unit for $55,000.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2025. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

•	inadequate segregation of duties consistent with control objectives;
•	lack of a code of ethics;
•	lack of a whistleblower policy;
•	lack of an independent board of directors or board committees related to financial reporting; and
•	lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the 2026 fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

The remediation efforts set out herein will be implemented in the 2026 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the fiscal year ended July 31, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal year ended July 31, 2025.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Suzanne Barth	64	Director
		Chief Executive Officer
		Chief Financial Officer

		Director
Edward Barth	67	President

Ronald H. Tassinari*	81	Director

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

DESCRIPTION

Background Information about Our Officers and Directors

Suzanne I. Barth, age 64, is the Founder, CEO, CFO and Director of CLS. Mrs. Barth received an AAS degree in Business Management from Stark Technical College in 1983. Over the past 33 years, Mrs. Barth has been involved as an office manager for various businesses in the construction industry.

Edward A. Barth, age 67 is the President. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

Ronald J. Tassinari, age 81, has been engaged in the gaming and hospitality industry for over thirty years. He has served as Chairman and Chief Executive Officer of a publicly traded company (“Company”) that operated in the Tribal casino, and commercial casino related industries.

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

ITEM 11. EXECUTIVE COMPENSATION

				Other		Securities		All
Name and				Annual	Restricted	Underlying	LTIP	Other
Principal Position	Year	Salary	Bonus	Compensation	Stock Award	Options/SARs	Payouts	Compensation
Susan I. Barth, CEO	2024	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2025	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Edward A. Barth, President	2024	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2025	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Eugene H. Swearengin, Secretary	2024	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2025	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of October 29, 2025, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 14,027,834 common shares were issued and outstanding as of October 29, 2025. The address for all officers and directors is 5046 E. Boulevard, NW, Canton, OH 44718.

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

On July 31, 2009 the Company entered into a distribution agreement with another company owned by one of the Company’s stockholders. The agreement gives the related party exclusive distribution rights for the Company’s products. Commission expense totaled $0 for the years ended July 31, 2025 and 2024. The amount payable to the related party was $0 at July 31, 2025 and 2024.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at July 31, 2025 and 2024. Effective July 31, 2013, further interest accrual was waived by the noteholders.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest at July 31, 2025 and 2024 is $41,277 and $32,271, respectively. The balances on the advances and note payable are $133,976 and $130,367 at July 31, 2025 and 2024, respectively. The advances carry no interest.

From June 5, 2017 through July 31, 2025, Jericho made loans to the Company totaling $360,179. The loans are repayable on demand.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Astra Audit and Advisory, billed an aggregate of $35,000 for the year ended July 31, 2025 and $30,000 for the year ended July 31, 2024 for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports.

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

Concrete Leveling Systems, Inc.

Date: October 29, 2025	By:	/s/ Suzanne I. Barth
Suzanne I. Barth, CEO

	By:	/s/ Edward A. Barth
Edward A. Barth, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Concrete Leveling Systems, Inc.

Date: October 29, 2025	By:	/s/ Suzanne I. Barth
Suzanne I. Barth, its Principal Executive Officer, its Principal Financial Officer, and its Principal Accounting Officer and Director

	By:	/s/ Edward A. Barth
Edward A. Barth, its President

