Form 10-Q
period 2025-10-31
Concrete Leveling Systems Inc
filed 2025-12-12
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of December 12, 2025.

CONCRETE LEVELING SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.

Condensed Balance Sheets

	October 31, 2025	July 31,
	(Unaudited)	2025
Assets

Current Assets
Cash	$29,414	$824
Inventory	16,762	17,811
Prepaid expenses	-	844
Total Current Assets	46,176	19,479

Property, Plant and Equipment
Equipment	700	700
Less: Accumulated depreciation	(700)	(700)
Total Property, Plant and Equipment, net	-	-

Total Assets	$46,176	$19,479

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$13,473	$27,806
Accrued interest - stockholders	58,667	56,416
Advances - related party	392,039	369,939
Notes payable - stockholders	186,967	186,967
Total Current Liabilities	651,146	641,128

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized: 14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(1,052,206)	(1,068,885)
Total Stockholders’ Deficit	(604,970)	(621,649)

Total Liabilities and Stockholders’ Deficit	$46,176	$19,479

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Operations

For the Three Months Ended October 31, 2025 and 2024 (Unaudited)

	2025	2024

Equipment, parts, and service sales	$55,000	$183

Cost of sales	1,050	59

Gross margin	53,950	100

Operating expenses
Legal and professional fees	28,510	19,954
Selling, general and administration	6,510	2,377
Total operating expenses	35,020	22,331

Income (loss) from operations	18,930	(22,207)

Other income (expense)
Interest expense	2,251	(2,596)
Total other expense	2,251	(2,596)

Net income (loss) before income taxes	16,679	(24,803)

Provision for income taxes	-	-

Net income (loss)	$16,679	$(24,803)

Net income (loss) per share - basic and fully diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.
Condensed Statements of Changes in Stockholders' Deficit
For the Three Months Ended October 31, 2025 and 2024 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2025	14,027,834	$14,027	$433,209	$(1,068,885)	$(621,649)

Net loss	-	-	-	16,679	16,679

Balance October 31, 2025	14,027,834	$14,027	$433,209	$(1,052,206)	$(604,970)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2024	14,027,834	$14,027	$433,209	$(1,007,495)	$(560,259)

Net loss	-	-	-	(24,803)	(24,803)

Balance October 31, 2024	14,027,834	$14,027	$433,209	$(1,032,298)	$(585,062)

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended October 31, 2025 and 2024 (Unaudited)

	2025	2024

Cash Flows from Operating Activities

Net loss	$16,679	$(24,803)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Changes in assets and liabilities
Inventory	1,050	59
Prepaid expenses	844	903
Accounts payable and accrued expenses	(4,334)	(30)
Advances - related party	12,100	21,494
Accrued interest - stockholders	2,251	2,251
Net cash provided by (used in) operating activities	28,590	(126)

Net change in cash	28,590	(126)
Cash beginning of period	824	887
Cash end of period	$29,414	$761

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$344
Cash paid for income taxes	$-	$-

See the accompanying notes to these condensed financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”).  The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis (the “Project”). The Project is in the process of regulatory review, finalization of closing documents, and completion of financing.  Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 31, 2025), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of October 31, 2025), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 31, 2025). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2025 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025 as filed with the SEC. Operating results for the three months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the year ending July 31, 2026.

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2026 presentation.

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

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $0 for the three months ended October 31, 2025 and 2024.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses and experienced negative cash flow from operations since inception.  Further, at October 31, 2025, current liabilities exceed current assets by $604,970. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months from this report.  The Company currently needs to generate revenue in order to sustain its operations.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

As of December 12, 2025, the Company has a cash position of approximately $20,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through February 28, 2026.

NOTE 3 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities. Management believes the estimated fair value of the use of these facilities is not material to the accompanying financial statements.

Notes payable - stockholders

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at October 31, 2025 and 2024. Effective July 31, 2013, the noteholders waived the accrual of further interest on these loans. Accrued interest of $15,139 as of July 31, 2025 and 2024 relates to interest accrued prior to the waiver and is included within accrued interest - stockholders on the balance sheets.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest at October 31, 2025 and July 31, 2025 is $43,528 and $41,276, respectively and is included within accrued interest - stockholders on the balance sheets.

Advances – related party

Since 2017, the Company received advances from Jericho, the Company’s proposed merger partner, to fund operating expenses while awaiting required governmental and tribunal approvals to complete the merger transaction.

The advances are non-interest-bearing, have no stated repayment terms, and are expected to be repaid upon consummation of the merger. As of October 31, 2025 and July 31, 2025, total advances outstanding were approximately $384,879 and $360,179, respectively, which are included in Advances – Related Party on the balance sheets.

Jericho has paid substantially all of the Company’s operating costs during the merger approval process and has indicated it does not intend to charge or accrue interest on these amounts. The Company has determined that imputation of interest is not required under ASC 835-30, Interest – Imputation of Interest, as the advances represent related-party capital support pending merger completion.

As of October 31, 2025 and July 31, 2025, the Company owes a stockholder $7,160 and $9,760 for advances made for the Company by the stockholder. The advances carry no interest.

The terms of the above transactions are not necessarily indicative of what third parties would agree to.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of October 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three months ended October 31, 2025 and 2024.

As of August 1, 2025, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2025 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended October 31, 2025, and there was no accrual for uncertain tax positions as of October 31, 2025. With few exceptions, tax returns filed for the tax years ended on July 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

The Company recorded no income tax expense for the three months ended October 31, 2025. Although the Company generated net income during the period, the tax provision was reduced by the utilization of available net operating loss (“NOL”) carryforwards.

The Company recorded no income tax benefit for the three months ended October 31, 2024, despite incurring a net loss during that period. Management has concluded that the realization of the Company’s deferred tax assets is not more-likely-than-not. As a result, a full valuation allowance has been maintained against the deferred tax assets, and therefore no tax benefit has been recognized.

The Company continues to evaluate the realizability of its deferred tax assets at each reporting period and will adjust the valuation allowance as appropriate.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of October 31, 2025, and the results of operations for the three months ended October 31, 2025.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2025 and 2024.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of October 31, 2025), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of October 31, 2025), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of October 31, 2025). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

For the Three months ended October 31, 2025 Compared to the Three months ended October 31, 2024

The Company generated $55,000 in revenue for the three months ended October 31, 2025, which compares to revenue of $183 for the three months ended October 31, 2024. Our revenues increased during the three months ended October 31, 2025, due to the sale of a complete leveling unit.

Cost of sales for the three months ended October 31, 2025 was $1,050, which compares to cost of sales of $59 for the three months ended October 31, 2024. Our costs of sales increased during the three months ended October 31, 2025 due to the sale of a complete leveling unit.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the three months ended October 31, 2025, were $35,020. This compares with operating expenses for the three months ended October 31, 2024 of $22,331. Our operating expenses increased during the three months ended October 31, 2025 primarily due to increases in our professional fees resulting from higher accounting and auditing fees, as well as an increase in commissions paid related to the sale of the leveling unit.

As a result of the foregoing, we had net income of $16,679 for the three months ended October 31, 2025. This compares with a net loss of $24,803 for the three months ended October 31, 2024.

In its audited financial statements as of July 31, 2025, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of October 31, 2025, we had cash of $29,414. As of July 31, 2025, we had cash of $824.

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

Net cash provided by operating activities for the three months ended October 31, 2025 was $28,590. This compares to net cash used in operating activities of $126 for the three months ended October 31, 2024. We experienced much higher net income during the three months ended October 31, 2025.

As of October 31, 2025, our total assets were $46,176 and our total liabilities were $651,146. As of July 31, 2025, our total assets were $19,479 and our total liabilities were $641,128.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at October 31, 2025, our liabilities exceed our assets by $604,970.

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

ITEM 4 – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of that date due to the material weaknesses in internal control over financial reporting previously disclosed.

Management is continuing to assess and implement remediation measures to address the previously disclosed material weaknesses, including enhancements to governance, accounting, and financial reporting processes. These efforts are ongoing and may require additional time and resources.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONCRETE LEVELING SYSTEMS, INC.

Date: December 12, 2025	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: December 12, 2025	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

