Form 10-Q
period 2026-01-31
Concrete Leveling Systems Inc
filed 2026-03-23
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of March 23, 2026.

CONCRETE LEVELING SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.

Condensed Balance Sheets

	January 31, 2026
	(Unaudited)	July 31, 2025
Assets

Current Assets
Cash	$19,749	$824
Inventory	17,770	17,811
Prepaid expenses	3,391	844
Total Current Assets	40,910	19,479

Property, Plant and Equipment
Equipment	1,834	700
Less: Accumulated depreciation	(801)	(700)
Total Property, Plant and Equipment, net	1,033	-

Total Assets	$41,943	$19,479

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$29,463	$27,806
Accrued interest - stockholders	60,918	56,416
Advances - related party	378,210	369,939
Notes payable - stockholders	194,139	186,967
Total Current Liabilities	662,730	641,128

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized: 14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(1,068,023)	(1,068,885)
Total Stockholders’ Deficit	(620,787)	(621,649)

Total Liabilities and Stockholders’ Deficit	$41,943	$19,479

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Operations

For the Three Months Ended January 31, 2026 and 2025 (Unaudited)

	2026	2025

Equipment, parts, and service sales	$150	$125

Cost of sales	12	10

Gross margin	138	115

Operating expenses
Legal and professional fees	11,310	7,450
Selling, general and administration	2,394	2,777
Total operating expenses	13,704	10,227

Loss from operations	(13,566)	(10,112)

Other income (expense)
Interest expense	(2,251)	(2,584)
Total other expense	(2,251)	(2,584)

Net loss before income taxes	(15,817)	(12,696)

Provision for income taxes	-	-

Net loss	$(15,817)	$(12,696)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Operations

For the Six Months Ended January 31, 2026 and 2025 (Unaudited)

	2026	2025

Equipment, parts, and service sales	$55,150	$308

Cost of sales	1,061	69

Gross margin	54,089	239

Operating expenses
Legal and professional fees	39,820	27,404
Selling, general and administration	8,904	5,155
Total operating expenses	48,724	32,559

Income (loss) from operations	5,365	(32,320)

Other expense
Interest expense	(4,503)	(5,179)
Total other expense	(4,503)	(5,179)

Net income (loss) before income taxes	862	(37,499)

Provision for income taxes	-	-

Net income (loss)	$862	$(37,499)

Net income (loss) per share - basic and fully diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Changes in Stockholders' Deficit

For the Three Months Ended January 31, 2026 and 2025 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance October 31, 2025	14,027,834	$14,027	$433,209	$(1,052,206)	$(604,970)

Net loss	-	-	-	(15,817)	(15,817)

Balance January 31, 2026	14,027,834	$14,027	$433,209	$(1,068,023)	$(620,787)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance October 31, 2024	14,027,834	$14,027	$433,209	$(1,032,298)	$(585,062)

Net loss	-	-	-	(12,696)	(12,696)

Balance January 31, 2025	14,027,834	$14,027	$433,209	$(1,044,994)	$(597,758)

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Changes in Stockholders' Deficit

For the Six Months Ended January 31, 2026 and 2025 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2025	14,027,834	$14,027	$433,209	$(1,068,885)	$(621,649)

Net loss	-	-	-	862	862

Balance January 31, 2026	14,027,834	$14,027	$433,209	$(1,068,023)	$(620,787)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2024	14,027,834	$14,027	$433,209	$(1,007,495)	$(560,259)

Net loss	-	-	-	(37,499)	(37,499)

Balance January 31, 2025	14,027,834	$14,027	$433,209	$(1,044,994)	$(597,758)

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended January 31, 2026 and 2025 (Unaudited)

	2026	2025

Cash Flows from Operating Activities

Net income (loss)	$862	$(37,499)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	101	-
Inventory	41	59
Prepaid expenses	(2,547)	(1,628)
Accounts payable and accrued expenses	1,657	(373)
Advances - related party	15,443	34,729
Accrued interest - stockholders	4,502	4,502
Net cash provided by (used in) operating activities	20,059	(210)

Cash Flows from Investing Activities

Purchase of property, plant, and equipment	(1,134)	-

Net change in cash	18,925	(210)
Cash - beginning of period	824	887
Cash - end of period	$19,749	$677

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$676
Cash paid for income taxes	$-	$-

See the accompanying notes to these condensed financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026

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

As of March 23, 2026, the transaction is still in progress, subject to final regulatory approval.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2025 Annual Report on Form 10-K (the “Form 10-K”). Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025 as filed with the SEC. Operating results for the three and six months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the year ending July 31, 2026.

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

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $0 and $0 for the three and six months ended January 31, 2026. Advertising costs were $950 and $950 for the three and six months ended January 31, 2025.

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

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings (Loss) Per Share resulting in the presentation of basic and diluted earnings (loss) per share. For the three months ended January 31, 2026 and 2025, and for the six months ended January 31, 2025, the Company reported a net loss; therefore, basic and diluted loss per share were the same. For the six months ended January 31, 2026, the Company reported net income; however, basic and diluted earnings per share were the same because the Company had no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow from operations since inception. Further, at January 31, 2026, current liabilities exceed current assets by $621,820. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its existing cash resources will not be sufficient to sustain operations within the 12-month period following the issuance of these condensed financial statements. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

As of March 23, 2026, the Company has a cash position of approximately $1,200.00. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through April 30, 2026.

NOTE 3 - RELATED PARTIES

The Company uses warehouse and office space belonging to one of its stockholders. The stockholder does not charge the Company rent or other fees for the use of these facilities. Management believes the estimated fair value of the use of these facilities is not material to the accompanying financial statements.

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at January 31, 2026 and July 31, 2025. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at January 31, 2026 and July 31, 2025, respectively.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest is $45,779 and $41,276 at January 31, 2026 and July 31, 2025.

Advances – Related Party

Since 2017, the Company received advances from Jericho, the Company’s proposed merger partner, to fund operating expenses while awaiting required governmental and tribunal approvals to complete the merger transaction.

The advances are non-interest-bearing, have no stated repayment terms, and are expected to be repaid upon consummation of the merger. As of January 31, 2026 and July 31, 2025, total advances outstanding were approximately $378,210 and $360,179 respectively, which are included in Advances – related party on the balance sheets.

Jericho has paid substantially all of the Company’s operating costs during the merger approval process and has indicated it does not intend to charge or accrue interest on these amounts. The Company has determined that imputation of interest is not required under ASC 835-30, Interest – Imputation of Interest, as the advances represent related-party capital support pending merger completion. There is not a written agreement covering the advances.

As of January 31, 2026 and July 31, 2025, the Company owes a stockholder $7,171 and $9,760 for advances made for the Company by the stockholder. The advances carry no interest.

The terms of the above transactions are not necessarily what third parties would agree to.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of January 31, 2026, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three and six months ended January 31, 2026 and 2025.

As of August 1, 2025, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2026 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended January 31, 2026, and there was no accrual for uncertain tax positions as of January 31, 2026. With few exceptions, tax returns filed for the tax years ended on July 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

The Company recorded no income tax expense for the six months ended January 31, 2026. Although the Company generated net income during the period, the tax provision was reduced by the utilization of available net operating loss (“NOL”) carryforwards.

The Company recorded no income tax benefit for the three months ended January 31, 2026 and for the three and six months ended January 31, 2025, despite incurring a net loss during those periods. Management has concluded that the realization of the Company’s deferred tax assets is not more-likely-than-not. As a result, a full valuation allowance has been maintained against the deferred tax assets, and therefore no tax benefit has been recognized.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of January 31, 2026, and the results of operations for the three and six months ended January 31, 2026. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2025 and 2024.

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

For the Three and Six Months Ended January 31, 2026 Compared to the Three and Six Months Ended January 31, 2025

The Company generated $150 in revenue for the three months ended January 31, 2026, which compares to revenue of $125 for the three months ended January 31, 2025. Our revenues increased during the three months ended January 31, 2026, due to higher parts sales.

The Company generated $55,150 in revenue for the six months ended January 31, 2026, which compares to revenue of $308 for the six months ended January 31, 2025. Our revenues increased during the six months ended January 31, 2026, due to higher unit and parts sales.

Cost of sales for the three months ended January 31, 2026 was $12, which compares to cost of sales of $10 for the three months ended January 31, 2025. Our costs of sales increased during the three months ended January 31, 2026 due to a change in product mix from services to parts.

Cost of sales for the six months ended January 31, 2026 was $1,061, which compares to cost of sales of $69 for the six months ended January 31, 2025. Our costs of sales increased during the six months ended January 31, 2026 due to a change in product mix from services to parts and unit.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the three months ended January 31, 2026, were $13,704. This compares with operating expenses for the three months ended January 31, 2025 of $10,227. Our operating expenses increased during the three months ended January 31, 2026 primarily due to increases in our professional fees resulting from higher accounting and auditing fees.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the six months ended January 31, 2026, were $48,724. This compares with operating expenses for the six months ended January 31, 2025 of $32,559. Our operating expenses increased during the six months ended January 31, 2026 primarily due to an overall increase in our professional fees resulting from higher accounting and auditing fees, as well as commissions paid.

As a result of the foregoing, we had a net loss of $15,817 for the three months ended January 31, 2026. This compares with a net loss of $12,696 for the three months ended January 31, 2025.

As a result of the foregoing, we had net income of $862 for the six months ended January 31, 2026. This compares with a net loss of $37,499 for the six months ended January 31, 2025. The increased income was due primarily to higher unit sales.

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

Liquidity and Capital Resources

As of January 31, 2026, we had cash of $19,749. As of July 31, 2025, we had cash of $824.

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

Net cash provided by operating activities for the six months ended January 31, 2026 was $20,059. This compares to net cash used in operating activities of $210 for the six months ended January 31, 2025. We experienced a higher operating income during the six months ended January 31, 2026.

Cash flows used in investing activities were $1,134 for the six months ended January 31, 2026 which compares to cash flows used in investing activities of $-0- for the six months ended January 31, 2025. The change in cash flows used in investing activities is due to purchases of equipment during the six months ended January 31, 2026.

As of January 31, 2026, our total assets were $41,943 and our total liabilities were $662,730. As of July 31, 2025, our total assets were $19,479 and our total liabilities were $641,128.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at January 31, 2026, our liabilities exceed our assets by $621,820.

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

As required by Rule 13a-15(b), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of that date due to the material weaknesses in internal control over financial reporting previously disclosed.

Management is continuing to assess and implement remediation measures to address the previously disclosed material weaknesses, including enhancements to governance, accounting, and financial reporting processes. These efforts are ongoing and may require additional time and resources.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over

PART II – OTHER INFORMATION

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

CONCRETE LEVELING SYSTEMS, INC.

Date: March 23, 2026	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: March 23, 2026	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

