Form 10-Q
period 2026-04-30
Concrete Leveling Systems Inc
filed 2026-06-22
CIK 1414382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,027,834 shares of common stock outstanding as of June 22, 2026.

CONCRETE LEVELING SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Concrete Leveling Systems, Inc.

Condensed Balance Sheets

	April 30, 2026
	(Unaudited)	July 31, 2025
Assets

Current Assets
Cash	$1,121	$824
Accounts receivable	790	-
Inventory	17,715	17,811
Prepaid expenses	2,260	844
Total Current Assets	21,886	19,479

Property, Plant and Equipment
Equipment	1,834	700
Less: Accumulated depreciation	(901)	(700)
Total Property, Plant and Equipment, net	933	-

Total Assets	$22,819	$19,479

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$20,032	$27,806
Accrued interest - stockholders	63,170	56,416
Advances - related party	392,681	369,939
Notes payable - stockholders	186,967	186,967
Total Current Liabilities	662,850	641,128

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Common stock (par value $0.001) 100,000,000 shares authorized: 14,027,834 shares issued and outstanding	14,027	14,027
Additional paid-in capital	433,209	433,209
Accumulated deficit	(1,087,267)	(1,068,885)
Total Stockholders’ Deficit	(640,031)	(621,649)

Total Liabilities and Stockholders’ Deficit	$22,819	$19,479

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Operations

For the Three Months Ended April 30, 2026 and 2025 (Unaudited)

	2026	2025

Equipment, parts, and service sales	$790	$175

Cost of sales	197	55

Gross margin	593	120

Operating expenses
Legal and professional fees	15,005	7,450
Selling, general and administration	2,581	1,832
Total operating expenses	17,586	9,282

Loss from operations	(16,993)	(9,162)

Other income (expense)
Interest expense	(2,251)	(2,547)
Total other expense	(2,251)	(2,547)

Net loss before income taxes	(19,244)	(11,709)

Provision for income taxes	-	-

Net loss	$(19,244)	$(11,709)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Operations

For the Nine Months Ended April 30, 2026 and 2025 (Unaudited)

	2026	2025

Equipment, parts, and service sales	$55,940	$483

Cost of sales	1,258	124

Gross margin	54,682	359

Operating expenses
Legal and professional fees	54,825	34,854
Selling, general and administration	11,485	6,986
Total operating expenses	66,310	41,840

Loss from operations	(11,628)	(41,481)

Other expense
Interest expense	(6,754)	(7,727)
Total other expense	(6,754)	(7,727)

Net loss before income taxes	(18,382)	(49,208)

Provision for income taxes	-	-

Net loss	$(18,382)	$(49,208)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	14,027,834	14,027,834

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Changes in Stockholders' Deficit

For the Three Months Ended April 30, 2026 and 2025 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance January 31, 2026	14,027,834	$14,027	$433,209	$(1,068,023)	$(620,787)

Net loss	-	-	-	(19,244)	(19,244)

Balance April 30, 2026	14,027,834	$14,027	$433,209	$(1,087,267)	$(640,031)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance January 31, 2025	14,027,834	$14,027	$433,209	$(1,044,994)	$(597,758)

Net loss	-	-	-	(11,709)	(11,709)

Balance April 30, 2025	14,027,834	$14,027	$433,209	$(1,056,703)	$(609,467)

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Changes in Stockholders' Deficit

For the Nine Months Ended April 30, 2026 and 2025 (Unaudited)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2025	14,027,834	$14,027	$433,209	$(1,068,885)	$(621,649)

Net loss	-	-	-	(18,382)	(18,382)

Balance April 30, 2026	14,027,834	$14,027	$433,209	$(1,087,267)	$(640,031)

	Common Stock		Additional		Total
	Issued	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit

Balance July 31, 2024	14,027,834	$14,027	$433,209	$(1,007,495)	$(560,259)

Net loss	-	-	-	(49,208)	(49,208)

Balance April 30, 2025	14,027,834	$14,027	$433,209	$(1,056,703)	$(609,467)

See the accompanying notes to these condensed financial statements.

Concrete Leveling Systems, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended April 30, 2026 and 2025 (Unaudited)

	2026	2025

Cash Flows from Operating Activities

Net income loss	$(18,382)	$(49,208)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	202	-
Changes in Assets and Liabilities
Accounts receivable	(790)	-
Inventory	96	114
Prepaid expenses	(1,416)	(784)
Accounts payable and accrued expenses	(10,774)	(749)
Advances - related party	25,741	-
Accrued interest - stockholders	6,754	6,754
Net cash provided by (used in) operating activities	1,431	(43,873)

Cash Flows from Investing Activities

Purchase of property, plant, and equipment	(1,134)	-
Net cash used in investing activities	(1,134)	-

Cash Flows from Financing Activities
Advances from stockholders	-	43,729
Net cash provided by financing activities	-	43,729

Net change in cash	297	(144)
Cash - beginning of period	824	887
Cash - end of period	$1,121	$743

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$676
Cash paid for income taxes	$-	$-

See the accompanying notes to these condensed financial statements.

CONCRETE LEVELING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2026

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

On February 25, 2018, Jericho identified the acquisition of 50% interests in two LLCs (the “LLCs”). The LLCs have a Term Sheet agreement to develop a casino and hotel resort, and provide certain gaming equipment on a shared profit basis (the “Project”). The Project is in the process of regulatory review, finalization of closing documents, and completion of financing. Notwithstanding the identification of the business opportunity, the shares issued to Jericho remain contingent upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project. Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of April 30, 2026), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of April 30, 2026), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of April 30, 2026). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

As of June 22, 2026, the transaction is still in progress, subject to final regulatory approval.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2025 Annual Report on Form 10-K (the “Form 10-K”). Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025 as filed with the SEC. Operating results for the three and nine months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the year ending July 31, 2026.

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

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred. Advertising costs were $0 and $0 for the three and nine months ended April 30, 2026. Advertising costs were $0 and $950 for the three and nine months ended April 30, 2025.

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

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings (Loss) Per Share resulting in the presentation of basic and diluted earnings (loss) per share. For the three months ended April 30, 2026 and 2025, and for the nine months ended April 30, 2026 and 2025, the Company reported a net loss; therefore, basic and diluted loss per share were the same.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance as of August 1, 2025, and does not expect the adoption to have a material impact on its financial statements other than the additional required disclosures.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow from operations since inception. Further, at April 30, 2026, current liabilities exceed current assets by $640,964. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Four stockholders of the Company loaned a total of $62,750 to the Company at various times during the years ended July 31, 2010 through 2012. The loans carry interest rates from 8.00% to 12.00% and are due on demand. The balances on the loans are $62,750 at April 30, 2026 and July 31, 2025. Effective July 31, 2013, further interest accrual was waived by the noteholders. Accrued interest is $15,139 at April 30, 2026 and July 31, 2025, respectively.

One of the Company’s stockholders and a company owned by the stockholder advanced a total of $124,817 to the Company at various times between November 2012 and December 2020. On December 31, 2020, $124,217 of the balance of the advances was converted to a note payable to the stockholder. The note carries interest at a rate of 7.25% and is payable on demand. Accrued interest is $48,031 and $41,276 at April 30, 2026 and July 31, 2025.

Advances – Related Party

Since 2017, the Company received advances from Jericho, the Company’s proposed merger partner, to fund operating expenses while awaiting required governmental and tribunal approvals to complete the merger transaction.

The advances are non-interest-bearing, have no stated repayment terms, and are expected to be repaid upon consummation of the merger. As of April 30, 2026 and July 31, 2025, total advances outstanding were approximately $382,510 and $360,179 respectively, which are included in Advances – related party on the balance sheets.

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

As of April 30, 2026 and July 31, 2025, the Company owes a stockholder $10,171 and $9,760 for advances made for the Company by the stockholder. The advances carry no interest.

The terms of the above transactions are not necessarily what third parties would agree to.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2026, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended April 30, 2026 and 2025.

As of August 1, 2025, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2026 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended April 30, 2026, and there was no accrual for uncertain tax positions as of April 30, 2026. With few exceptions, tax returns filed for the tax years ended on July 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

The Company recorded no income tax benefit for the three and nine months ended April 30, 2026 and for the three and nine months ended April 30, 2025, despite incurring a net loss during those periods. Management has concluded that the realization of the Company’s deferred tax assets is not more-likely-than-not. As a result, a full valuation allowance has been maintained against the deferred tax assets, and therefore no tax benefit has been recognized.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of April 30, 2026, and the results of operations for the three and nine months ended April 30, 2026. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended July 31, 2025 and 2024.

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

Also, upon the regulatory review, the finalization of closing documentation, and the completion of financing arrangements for the project, the Company’s President will cancel all shares of common stock held (879,167 shares as of April 30, 2026), the Company’s Chief Executive Officer will cancel all but 550,000 shares of common stock held (2,951,667 shares as of April 30, 2026), subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%, and the Company’s Secretary will cancel all but 45,000 shares of common stock held (185,000 shares as of April 30, 2026). Prior to the August 13, 2018 amendment to the agreement with Jericho, the Chief Executive Officer would cancel all but 523,000 shares of her common stock, subject to an 18-month non-dilution right in order to maintain an ownership percentage of 4.99%. The amendment provided that the Chief Executive Officer would retain an additional 27,000 shares of common stock and the non-dilution right was eliminated.

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

For the Three and Nine Months Ended April 30, 2026 Compared to the Three and Nine Months Ended April 30, 2025

The Company generated $790 in revenue for the three months ended April 30, 2026, which compares to revenue of $175 for the three months ended April 30, 2025. Our revenues increased during the three months ended April 30, 2026, due to higher parts sales.

The Company generated $55,940 in revenue for the nine months ended April 30, 2026, which compares to revenue of $483 for the nine months ended April 30, 2025. Our revenues increased during the nine months ended April 30, 2026, due to the sale of a leveling unit in August 2025.

Cost of sales for the three months ended April 30, 2026 was $197, which compares to cost of sales of $55 for the three months ended April 30, 2025. Our costs of sales increased during the three months ended April 30, 2026 due to higher parts sales.

Cost of sales for the nine months ended April 30, 2026 was $1,258, which compares to cost of sales of $124 for the nine months ended April 30, 2025. Our costs of sales increased during the nine months ended April 30, 2026 due to a change in product mix from services to parts and unit. Gross profit percentage increased due to the unit sold being carried at zero cost.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the three months ended April 30, 2026, were $17,586. This compares with operating expenses for the three months ended April 30, 2025 of $9,282. Our operating expenses increased during the three months ended April 30, 2026 primarily due to increases in our professional fees resulting from higher accounting and auditing fees.

Operating expenses, which consisted of selling, general, and administrative expenses, and legal and professional fees for the nine months ended April 30, 2026, were $66,310. This compares with operating expenses for the nine months ended April 30, 2025 of $41,840. Our operating expenses increased during the nine months ended April 30, 2026 primarily due to an overall increase in our professional fees resulting from higher accounting and auditing fees, as well as commissions paid.

As a result of the foregoing, we had a net loss of $19,244 for the three months ended April 30, 2026. This compares with a net loss of $11,709 for the three months ended April 30, 2025.

As a result of the foregoing, we had a net loss of $18,382 for the nine months ended April 30, 2026. This compares with a net loss of $49,208 for the nine months ended April 30, 2025. The decreased loss was due primarily to higher unit sales.

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

Liquidity and Capital Resources

As of April 30, 2026, we had cash of $1,121. As of July 31, 2025, we had cash of $824.

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

Net cash provided by operating activities for the nine months ended April 30, 2026 was $1,431. This compares to net cash used in operating activities of $43,873 for the nine months ended April 30, 2025. We experienced a lower operating loss during the nine months ended April 30, 2026.

Cash flows used in investing activities were $1,134 for the nine months ended April 30, 2026 which compares to cash flows used in investing activities of $-0- for the nine months ended April 30, 2025. The change in cash flows used in investing activities is due to purchases of equipment during the nine months ended April 30, 2026.

Cash flows provided by financing activities were $0 for the nine months ended April 30, 2026 which compares to cash flows provided by financing activities of $43,729 for the nine months ended April 30, 2025.  The change in cash flows provided by financing activities is due to fewer advances from stockholders during the nine months ended April 30, 2026.

As of April 30, 2026, our total assets were $22,819 and our total liabilities were $662,850. As of July 31, 2025, our total assets were $19,479 and our total liabilities were $641,128.

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

Going Concern

The Company was formed on August 28, 2007 and was in the development stage through July 31, 2009. The year ended July 31, 2010 was the first year during which it was considered an operating company. The Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2026, our liabilities exceed our assets by $640,964.

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

As required by Rule 13a-15(b), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of that date due to the material weaknesses in internal control over financial reporting previously disclosed.

Management is continuing to assess and implement remediation measures to address the previously disclosed material weaknesses, including enhancements to governance, accounting, and financial reporting processes. These efforts are ongoing and may require additional time and resources.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over

PART II – OTHER INFORMATION

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

CONCRETE LEVELING SYSTEMS, INC.

Date: June 22, 2026	By:	/s/ Edward A. Barth
Edward A. Barth Principal Executive Officer

Date: June 22, 2026	By:	/s/ Suzanne I. Barth
Suzanne I. Barth Principal Financial Officer

